Form 10-Q
period 2009-06-30
OPENTABLE INC
filed 2009-08-11
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34357

OPENTABLE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3374049
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

799 Market Street, 4th Floor, San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

(415) 344-4200

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐ No ☒.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒.

As of July 31, 2009, 22,129,267 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,650,000	$5,528,000
Short-term investments	42,693,000	17,259,000
Accounts receivable, net of allowance for doubtful accounts of $713,000, and $543,000 at June 30, 2009 and December 31, 2008	6,452,000	6,331,000
Prepaid expenses and other current assets	1,529,000	942,000
Deferred tax asset	4,828,000	4,828,000
Restricted cash	178,000	156,000

Total current assets	76,330,000	35,044,000

Property and equipment, net	11,119,000	11,125,000
Deferred tax asset	2,478,000	3,343,000
Other assets	194,000	1,371,000

TOTAL ASSETS	$90,121,000	$50,883,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$6,917,000	$7,855,000
Accrued compensation	3,045,000	2,772,000
Deferred revenue	1,431,000	1,210,000
Dining rewards payable	9,993,000	8,462,000
Total current liabilities	21,386,000	20,299,000

DEFERRED REVENUE - Less current portion	3,713,000	3,900,000

Total liabilities	25,099,000	24,199,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Series A , $0.0001 par value— 0 and 7,040,000 shares authorized; 0 and 6,898,187 shares issued and outstanding at June 30, 2009 and December 31, 2008; aggregate liquidation preference of $7,000,000	—	6,925,000
Convertible preferred stock, Series B , $0.0001 par value— 0 and 2,240,000 shares authorized; 0 and 2,177,550 shares issued and outstanding at June 30, 2009 and December 31, 2008; aggregate liquidation preference of $15,000,000	—	14,984,000
Preferred stock, $0.0001 par value—5,000,000 and 0 shares authorized; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value — 100,000,000 and 24,000,000 shares authorized; 22,338,827 and 11,154,668 shares issued, 22,128,580 and 10,944,421 shares outstanding at June 30, 2009 and December 31, 2008	2,000	1,000
Additional paid-in capital	122,989,000	64,060,000
Treasury stock, at cost (210,247 shares at June 30, 2009 and December 31, 2008)	(647,000)	(647,000)
Accumulated other comprehensive loss	(37,000)	(296,000)
Accumulated deficit	(57,285,000)	(58,343,000)

Total stockholders’ equity	65,022,000	26,684,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,121,000	$50,883,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

REVENUES	$16,390,000	$13,858,000	$32,385,000	$27,121,000

COSTS AND EXPENSES:
Operations and support	5,012,000	4,333,000	10,118,000	8,345,000
Sales and marketing	4,010,000	3,719,000	7,808,000	7,310,000
Technology	2,599,000	2,404,000	5,311,000	4,579,000
General and administrative	3,395,000	3,412,000	6,942,000	6,556,000

Total costs and expenses	15,016,000	13,868,000	30,179,000	26,790,000

Income (loss) from operations	1,374,000	(10,000)	2,206,000	331,000
Other income, net	91,000	143,000	146,000	323,000

Income before taxes	1,465,000	133,000	2,352,000	654,000
Income tax expense (benefit)	773,000	(95,000)	1,294,000	513,000

NET INCOME	$692,000	$228,000	$1,058,000	$141,000

Net income per share:
Basic	$0.05	$0.02	$0.08	$0.01
Diluted	$0.03	$0.01	$0.05	$0.01

Weighted average shares outstanding:
Basic	15,327,000	9,963,000	12,802,000	9,906,000
Diluted	22,247,000	21,000,000	21,602,000	20,754,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June, 30
	2009	2008

OPERATING ACTIVITIES:
Net income	$1,058,000	$141,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,537,000	1,998,000
Provision for doubtful accounts	1,115,000	424,000
Stock-based compensation	1,684,000	2,131,000
Write-off of property, equipment and software	342,000	159,000
Deferred taxes	864,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,198,000)	(1,356,000)
Prepaid expenses and other current assets	(645,000)	(110,000)
Accounts payable and accrued expenses	265,000	(1,434,000)
Accrued compensation	268,000	275,000
Deferred revenue	3,000	362,000
Dining rewards payable	1,531,000	1,381,000

Net cash provided by operating activities	7,824,000	3,971,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(2,732,000)	(3,553,000)
Purchases of investments	(33,128,000)	(5,664,000)
Proceeds from the sale of investments	7,700,000
Decrease in restricted cash	(1,000)	—

Net cash used in investing activities	(28,161,000)	(9,217,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	35,195,000	26,000
Proceeds from early exercise of common stock options	1,000	27,000

Net cash provided by financing activities	35,196,000	53,000

EFFECT OF EXCHANGE RATES ON CASH	263,000	(10,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,122,000	(5,203,000)

CASH AND CASH EQUIVALENTS — Beginning of period	5,528,000	21,661,000

CASH AND CASH EQUIVALENTS — End of period	$20,650,000	$16,458,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,000	$

Cash paid for income taxes	$772,000		$135,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$277,000		$471,000

Vesting of early exercised stock options	$626,000		$716,000

Accrued offering costs	$336,000		$469,000

Conversion of convertible preferred stock to common stock	$21,909,000	$

See notes to condensed consolidated financial statements.	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. and subsidiaries (collectively, the “Company”), a Delaware corporation, was formed on October 13, 1998. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, which combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The OpenTable ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For diners, the Company operates www.opentable.com, a popular restaurant reservation website. The OpenTable website enables diners to find, choose and book tables at restaurants on the OpenTable network in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: the ability to maintain an adequate rate of growth; the impact of the current economic climate on its business; the ability to effectively manage its growth; the ability to attract new restaurant customers; the ability to increase the number of visitors to its website and convert those visitors into diners; and the ability to retain existing restaurant customers and diners or encourage repeat reservations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements include the accounts of OpenTable, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities and Exchange Act, as amended (the “Securities Act”) with the SEC on May 21, 2009 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2008, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2009 and December 31, 2008, the Company’s results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to June 30, 2009 or to the three or six months ended June 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

The Company has evaluated subsequent events through August 11, 2009,  the date its condensed consolidated financial statements were issued via their inclusion in the Company’s periodic report on Form 10-Q for the quarter ended June 30, 2009.

Stock Split

On May 1, 2009, the Board approved a 1-for-12.5 reverse stock split of the Company’s common stock and preferred stock effective immediately prior to the Company’s initial public offering on May 21, 2009. All shares and per share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect this stock split.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Foreign Currency Translation

The Company’s operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company’s consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss, net, in stockholders’ equity. Foreign exchange transaction gains and losses are included in Other Income, net in the accompanying condensed consolidated statements of operations. Exchange gains and losses on intercompany balances that are considered permanently invested are also included as a component of accumulated other comprehensive loss, in stockholders’ equity.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, restricted cash, short-term investments and accounts receivable. The Company places its cash and cash equivalents, short-term investments and restricted cash with major financial institutions throughout the world, which management assesses to be of high credit quality, in order to limit the exposure of each investment.

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts for the three months ended June 30, 2009 and 2008 were $598,000 and $136,000, respectively, and $911,000 and $237,000 for the six months ended June 30, 2009 and 2008, respectively.

Revenue Recognition

The Company’s revenues include installation fees for the Company’s ERB (including training), monthly subscription fees and a per-seated diner fee for each diner seated through the Company’s online reservation system. As the Company provides its application as a service, the Company follows the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21). The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use Company hardware during the service period. Proportionate revenue related to the right to use Company hardware accounts for less than 10% of revenue for all periods presented.

Revenue from the installation of the ERB is recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. The estimated customer life is approximately six years, based on historical restaurant customer termination activity. To date, the impact of changes in the estimated customer life has not been material to the Company’s results of operations or financial position. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $1,658,000 and $1,239,000 for the three months ended June 30, 2009 and 2008, respectively, and $3,288,000 and $2,555,000 for the six months ended June 30, 2009 and 2008, respectively, related to redeemable Dining Points issued to diners during the respective periods.

Dining Point Loyalty Program

The Company provides a points-based loyalty program, “OpenTable Dining Rewards,” to registered diners who book and honor reservations through the OpenTable website. OpenTable Dining Rewards involves the issuance of “Dining Points” which can be accumulated and redeemed for “Dining Cheques.” When a diner accumulates a defined minimum number of points, he or she may redeem them for a Dining Cheque. Diners may present Dining Cheques at any OpenTable restaurant and their bill is reduced by the cheque amount. If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the accumulated Dining Points for the diner are reset to zero.

The Company recognizes the cost associated with Dining Points as contra-revenue in accordance with EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF No. 00-22, Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future.

The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is booked at the time the points are earned by the diner (when the diner is “seated” by the restaurant). The Company estimates the expense for the issued Dining Points by analyzing the historical patterns of redemption and cheque cashing activity.

Net Income Per Share

Basic net income per share attributed to common shares is computed by dividing the net income for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company. Diluted net income per share is computed by dividing the net income for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase and convertible preferred stock. Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. A total of 343,000 shares were excluded from the dilutive shares outstanding for the three and six months ended June 30, 2009 and 2008, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 707,000 and 687,000 were excluded from the dilutive shares outstanding for the three months ended June 30, 2009 and 2008, respectively. Anti-dilutive shares in the amounts of 774,000 and 673,000 were excluded from the dilutive shares outstanding for the six months ended June 30, 2009 and 2008, respectively. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net income	$692,000	$228,000	$1,058,000	$141,000

Basic shares:
Weighted average common shares outstanding	15,327,000	9,963,000	12,802,000	9,906,000

Diluted shares:
Weighted average shares used to compute basic net income per share	15,327,000	9,963,000	12,802,000	9,906,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	426,000	958,000	466,000	796,000
Warrants to purchase common stock	—	35,000	—	33,000
Warrants to purchase convertible preferred stock	84,000	80,000	83,000	80,000
Employee stock options	1,368,000	888,000	1,192,000	863,000
Convertible preferred stock	5,042,000	9,076,000	7,059,000	9,076,000
Weighted average shares used to compute diluted net income per share	22,247,000	21,000,000	21,602,000	20,754,000

Net income per share:
Basic	$0.05	$0.02	$0.08	$0.01
Diluted	$0.03	$0.01	$0.05	$0.01

Comprehensive Income (Loss)

In accordance with SFAS No. 130, Reporting Comprehensive Income (SFAS No. 130), the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

Accumulated other comprehensive loss of $37,000 as of June 30, 2009 was comprised of $15,000 of unrealized gain on investments and $52,000 of foreign currency translation losses.

Income Taxes

The Company records income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, generally all expected future events other than enactments or changes in the tax law or rates are considered. Valuation allowances are provided when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company operates in various tax jurisdictions and is subject to audit by various tax authorities. The Company provides for tax contingencies whenever it is deemed probable that a tax asset has been impaired or a tax liability has been incurred for events such as tax claims or changes in tax laws. Tax contingencies are based upon their technical merits, relative tax law, and the specific facts and circumstances as of each reporting period. Changes in facts and circumstances could result in material changes to the amounts recorded for such tax contingencies.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (SFAS No. 141 (R)). SFAS No. 141(R) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company is required to adopt SFAS No. 141(R) for the fiscal year beginning January 1, 2009. The adoption of SFAS No. 141(R) did not have a material impact on the Company’s financial position or results of operations at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS No. 160) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB No. 51), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to ARB No. 51, this statement amends SFAS No. 128, Earnings Per Share, so that earnings per share data will continue to be calculated the same way those data were calculated before this statements was issued. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of SFAS No. 160 did not have a material impact on the Company’s financial position or results of operations at the time of adoption.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS No. 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS No. 162 will not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

3. Short-Term Investments and Fair Value Measurements

Short-term investments, all of which have a term of less than one year, are summarized as follows:

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Market Value
At June 30, 2009:
Commercial paper	$9,674,000	$(3,000)	$9,671,000
U.S. government and agency securities	25,102,000	22,000	25,124,000
Certificates of deposit	7,902,000	(4,000)	7,898,000
Total	$42,678,000	$15,000	$42,693,000

	Amortized Cost	Unrealized Gains	Estimated Fair Market Value
At December 31, 2008:
Commercial paper	$898,000	$1,000	$899,000
U.S. government and agency securities	10,595,000	65,000	10,660,000
Certificates of deposit	5,700,000	—	5,700,000
Total	$17,193,000	$66,000	$17,259,000

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value.

Investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities and U.S. government and agency securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include, corporate securities and certificates of deposit.

In accordance with SFAS No. 157, the following table represents the Company’s fair value hierarchy for its financial assets as follows:

	June 30, 2009			December 31, 2008
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Commercial paper	$9,671,000	$9,671,000	$—	$899,000	$899,000	$—
U.S. government and agency securities.	25,124,000	25,124,000	—	10,660,000	10,660,000	—
Certificates of deposit	7,898,000	—	7,898,000	5,700,000	—	5,700,000
Total short-term investments.	$42,693,000	$34,795,000	$7,898,000	$17,259,000	$11,559,000	$5,700,000

The Company chose not to elect the fair value option as prescribed by SFAS No. 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Line of Credit

In August 2007, the Company entered into a $2,000,000 line of credit for working capital needs. In September 2008, the line of credit was increased to $3,000,000. This line of credit is available through July 2010 and no amounts were outstanding under this line of credit as of June 30, 2009 or December 31, 2008. This line of credit agreement requires the Company to comply with various financial and non-financial covenants, including a minimum quick ratio covenant, and precludes the payment of dividends to shareholders without the permission of the lender. The Company was in compliance with all financial covenants for all periods and at June 30, 2009 and December 31, 2008.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through April 2013.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”). Mount Hamilton seeks damages and injunctive relief. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position. The Company is not currently able to estimate the loss, if any, that may result from this claim.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

6. Stockholders’ Equity

Common Stock

On May 21, 2009, the Company completed its initial public offering whereby the Company sold 2,022,684 shares of common stock for a price of $20.00 per share. As part of the offering 1,427,316 shares were also sold by existing shareholders at a price of $20.00 per share. Approximately $5.8 million in offering costs were incurred and have been deducted from additional paid-in capital.

Preferred Stock

Prior to the initial public offering, the Company had outstanding 6,898,187 shares of Series A convertible preferred stock and 2,177,550 shares of Series B convertible preferred stock. Each share of preferred stock was convertible into one share of common stock. The conversion of all shares of preferred stock into 9,075,737 shares of common stock occurred automatically upon the completion of the Company’s initial public offering on May 21, 2009.

Stock Based Compensation under SFAS No. 123R

Effective January 1, 2006, the Company adopted SFAS No. 123R, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Under SFAS No. 123R, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

No stock options were granted in the three or six months ended June 30, 2009.

As a result of adopting SFAS No. 123R, the Company recorded net stock-based compensation expense of $725,000 and $1,147,000 for three months ended June 30, 2009 and 2008, respectively, and $1,684,000 and $2,131,000 for the six months ended June 30, 2009 and 2008, respectively.

Warrants

In connection with an equipment lease agreement, during 2000 and 1999, the lessor received warrants from the Company to purchase shares of convertible preferred stock as follows:

·                  In 1999, the Company issued to the lessor warrants to purchase 6,940 shares of Series B convertible preferred stock at an exercise price of $8.75 per share and 1,202 shares of Series B convertible preferred stock at an exercise price of $10.63 per share. The warrants were exercisable until August 2, 2009, or five years from an initial public offering by the Company, whichever is earlier.

·                  In 2000, the Company issued warrants to a lessor to purchase 11,764 shares of Series D redeemable convertible preferred stock at an exercise price of $10.63 per share and 11,851 shares of Series D redeemable convertible preferred stock at an exercise price of $33.75 per share. The warrants were exercisable until April 25, 2010, or five years from an initial public offering by the Company, whichever is shorter.

During 2003, these outstanding Series B convertible preferred stock warrants and Series D redeemable convertible preferred stock warrants were converted into common stock warrants to purchase 6,315, 1,094, 41,056 and 41,362 shares, respectively, of the Company’s common stock, at prices of $9.63, $11.63, $3.00 and $9.63 per share, respectively. In June 2009, all four warrants were net exercised in full using a cashless exercise feature, for 69,116 shares of common stock.

During June 2003, in connection with a past financing agreement, the Company issued a warrant to purchase 88,691 shares of Series A convertible preferred stock with an exercise price of $1.00 per share. In connection with the Company’s initial public offering, the warrant was converted into a warrant to purchase 88,691 shares of common stock, and the expiration date of the warrant was automatically extended until May 2013. At June 30, 2009, the warrant for 88,691 shares of common stock remains outstanding.

In March 2007, the Company issued a warrant to purchase 3,541 shares of common stock at an exercise price of $4.88 per share to a contractor. Upon the completion of the Company’s initial public offering, this warrant expired unexercised.

7. Segment Information

The Company has concluded that it operates in one industry—online reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker on behalf of both segments. Management reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended June 30, 2009
Revenues—subscription	$7,992,000	$708,000	$8,700,000
Revenues—reservations	6,800,000	128,000	6,928,000
Revenues—installation and other	743,000	19,000	762,000
Income (loss) from operations	2,958,000	(1,584,000)	1,374,000
Interest income	81,000	—	81,000
Depreciation and amortization expense	1,163,000	111,000	1,274,000
Purchases of property, equipment and software	1,275,000	89,000	1,364,000
Three months ended June 30, 2008
Revenues—subscription	$6,834,000	$582,000	$7,416,000
Revenues—reservations	5,741,000	96,000	5,837,000
Revenues—installation and other	580,000	25,000	605,000
Income (loss) from operations	2,171,000	(2,181,000)	(10,000)
Interest income	118,000	—	118,000
Depreciation and amortization expense	961,000	86,000	1,047,000
Purchases of property, equipment and software	1,662,000	275,000	1,937,000
Six months ended June 30, 2009
Revenues—subscription	$15,726,000	$1,363,000	$17,089,000
Revenues—reservations	13,590,000	242,000	13,832,000
Revenues—installation and other	1,408,000	56,000	1,464,000
Income (loss) from operations	5,284,000	(3,078,000)	2,206,000
Interest income	167,000	—	167,000
Depreciation and amortization expense	2,322,000	215,000	2,537,000
Purchases of property, equipment and software	2,593,000	139,000	2,732,000
Six months ended June 30, 2008
Revenues—subscription	$13,241,000	$1,062,000	$14,303,000
Revenues—reservations	11,472,000	195,000	11,667,000
Revenues—installation and other	1,109,000	42,000	1,151,000
Income (loss) from operations	4,580,000	(4,249,000)	331,000
Interest income	303,000	1,000	304,000
Depreciation and amortization expense	1,838,000	160,000	1,998,000
Purchases of property, equipment and software	3,106,000	447,000	3,553,000

(1)                                  A significant majority of the Company’s “Technology” costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company’s reporting segments.

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
United States	$14,774,000	$12,491,000	$29,176,000	$24,463,000
International—all others	1,616,000	1,367,000	3,209,000	2,658,000
Total revenues	$16,390,000	$13,858,000	$32,385,000	$27,121,000

	As of	As of
	June 30,	December 31,
	2009	2008
Long-lived assets(1):
United States	$9,471,000	$10,619,000
International—all others	1,842,000	1,877,000
Total long-lived assets	$11,313,000	$12,496,000

(1)                                  Includes all non-current assets except deferred tax assets.

The Company has no customers that individually, or in the aggregate, which exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 21, 2009.

This quarterly report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 21, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions include our proprietary Electronic Reservation Book, or ERB, for restaurant customers and www.opentable.com, a popular restaurant reservation website for diners. The OpenTable network includes approximately 11,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 110 million diners through OpenTable reservations; during the three months ended June 30, 2009, we seated an average of approximately three million diners per month. Restaurants pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended June 30, 2009 and 2008, our net revenues were $16.4 million and $13.9 million, respectively. For the six months ended June 30, 2009 and 2008, our net revenues were $32.4 million and $27.1 million, respectively. For the three months ended June 30, 2009 and 2008, our subscription revenues accounted for 53% and 54% of our total revenues, respectively, and 53% of total revenue for the six months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, our reservation revenues accounted for 42% of our total revenues, and 43% of total revenues for the six months ended June 30, 2009 and 2008.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three and six months ended June 30, 2009 and 2008 represented 5% of our total revenues. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers; we do not charge any fees to diners. Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners.  See “Critical Accounting Policies and Estimates—“Dining Rewards Loyalty Program” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 21, 2009.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and development costs (see “Critical Accounting Policies and Estimates—Website and Software Development Costs” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 21, 2009). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

Sales and marketing.    Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing employees, including stock-based compensation. Also included are expenses for trade shows, public relations and other promotional and marketing activities, travel and entertainment expenses and allocated facilities costs.

Technology.    Our technology expenses consist primarily of salaries and benefits, including bonuses and stock-based compensation, for employees and contractors engaged in the development and ongoing maintenance of our website, infrastructure and software, as well as allocated facilities costs.

General and administrative.    Our general and administrative costs consist primarily of salaries and benefits, including stock-based compensation, for general and administrative employees and contractors involved in executive, finance, accounting, risk management, human resources and legal roles. In addition, general and administrative costs include consulting, legal, accounting and other professional fees. Bad debt, third party payment processor, credit card, bank processing fees and allocated facilities costs are also included in general and administrative expenses.

Headcount consists of full-time equivalent employees, as well as full-time equivalent contractors, in all of the sections noted below.

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash accounts. Foreign exchange gains and losses are also included in other income, net.

Income Taxes

We are subject to tax in the United States as well as other tax jurisdictions or countries in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may be subject to current U.S. income tax.

As of December 31, 2008, for federal and state tax purposes, we had $10.4 million of federal and $9.8 million of state net operating loss carryforwards available to reduce future taxable income. These net operating loss carryforwards begin to expire in 2023 and 2009 for federal and state tax purposes, respectively. Our ability to use our net operating loss carryforwards to offset any future taxable income will be subject to limitations attributable to equity transactions that resulted in a change of ownership as defined by Section 382 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code. We have $15.0 million in unrecognized tax benefits primarily as a result of the limitations on our net operating loss carryforwards. In the event that any unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $14.3 million of the unrecognized tax benefit would impact the effective tax rate if recognized. Our policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. No such interest or penalties have been recorded to date.

Our net deferred tax assets consist primarily of net operating loss carryforwards generated before we achieved profitability. We will assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the deferred tax asset valuation allowance would be recorded in the income statement of the periods that the adjustment is determined to be required.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

Some of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Our future estimates may change if the underlying assumptions change. Actual results may differ significantly from these estimates.

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on May 21, 2009.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

·                  Revenue Recognition

·                  Dining Rewards Loyalty Program

·                  Website and Software Development Costs

·                  Income Taxes

·                  Stock-based Compensation

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

REVENUES	$16,390	$13,858	$32,385	$27,121

COSTS AND EXPENSES:
Operations and support (1)	5,012	4,333	10,118	8,345
Sales and marketing (1)	4,010	3,719	7,808	7,310
Technology (1)	2,599	2,404	5,311	4,579
General and administrative (1)	3,395	3,412	6,942	6,556

Total costs and expenses	15,016	13,868	30,179	26,790

Income (loss) from operations	1,374	(10)	2,206	331
Other income, net	91	143	146	323

Income before taxes	1,465	133	2,352	654
Income tax expense (benefit)	773	(95)	1,294	513

NET INCOME	$692	$228	$1,058	$141

Net income per share:
Basic	$0.05	$0.02	$0.08	$0.01
Diluted	$0.03	$0.01	$0.05	$0.01

Weighted average shares outstanding:
Basic	15,327	9,963	12,802	9,906
Diluted	22,247	21,000	21,602	20,754

(1) Stock-based compensation included in above line items:
Operations and support	$68	$97	$154	$174
Sales and marketing	185	237	408	465
Technology	117	228	291	360
General and administrative	355	585	831	1,132
	$725	$1,147	$1,684	$2,131

Other Operational Data:
Installed restaurants (at period end):
North America	9,971	8,350	9,971	8,350
International	1,193	764	1,193	764
Total	11,164	9,114	11,164	9,114

Seated diners (in thousands):
North America	10,071	8,454	19,993	16,849
International	206	130	392	253
Total	10,277	8,584	20,385	17,102

Headcount (at period end):
North America	252	219	252	219
International	61	49	61	49
Total	313	268	313	268

Additional Financial Data:
Revenues:
North America	$15,535	$13,155	$30,724	$25,822
International	855	703	1,661	1,299
Total	$16,390	$13,858	$32,385	$27,121

Income (loss) from operations:
North America	$2,958	$2,171	$5,284	$4,580
International	(1,584)	(2,181)	(3,078)	(4,249)
Total	$1,374	$(10)	$2,206	$331

Depreciation and amortization:
North America	$1,163	$961	$2,322	$1,838
International	111	86	215	160
Total	$1,274	$1,047	$2,537	$1,998

Stock-based compensation:
North America	$656	$1,035	$1,490	$1,907
International	69	112	194	224
Total	$725	$1,147	$1,684	$2,131

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	31	31	31	31
Sales and marketing	24	27	24	27
Technology	16	17	16	17
General and administrative	21	25	21	24

Total costs and expenses	92	100	93	99

Income (loss) from operations	8	—	7	1
Other income, net	1	1	—	1

Income before taxes	9	1	7	2
Income tax expense (benefit)	5	(1)	4	1

NET INCOME	4%	2%	3%	1%

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	8,700	$7,416	17,089	$14,303	17%	19%
Reservation	6,928	5,837	13,832	11,667	19%	19%
Installation and other	762	605	1,464	1,151	26%	27%
Total	$16,390	$13,858	$32,385	$27,121	18%	19%

Percentage of Revenues by Type:
Subscription	53%	54%	53%	53%
Reservation	42%	42%	43%	43%
Installation and other	5%	4%	4%	4%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$15,535	$13,155	$30,724	$25,822	18%	19%
International	855	703	1,661	1,299	22%	28%
Total	$16,390	$13,858	$32,385	$27,121	18%	19%

Percentage of Revenues by Location:
North America	95%	95%	95%	95%
International	5%	5%	5%	5%
Total	100%	100%	100%	100%

Total revenues increased $2.5 million, or 18%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and $5.3 million, or 19%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Subscription revenues increased $1.3 million, or 17%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and $2.8 million, or 19%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $1.1 million, or 19%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and $2.2 million, or 19%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Reservation revenues increased as a result of the increase in seated diners.

Costs and Expenses

Operations and Support

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Operations and support	$5,012	$4,333	$10,118	$8,345	16%	21%

Headcount (at period end):
North America	76	69	76	69	10%	10%
International	26	23	26	23	13%	13%
Total	102	92	102	92	11%	11%

Our operations and support expenses increased $0.7 million, or 16%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and $1.8 million, or 21%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in operations and support expenses was primarily attributable to an increase of $0.3 million for the three months and $0.8 million for the six months in headcount related costs due to an increase in operations and support headcount, as well as a $0.3 million increase for the three months and $0.8 million for the six months in restaurant equipment depreciation, as a result of the increased installed base of restaurants.

Sales and Marketing

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$4,010	$3,719	$7,808	$7,310	8%	7%

Headcount (at period end):
North America	59	47	59	47	26%	26%
International	28	21	28	21	33%	33%
Total	87	68	87	68	28%	28%

Our sales and marketing expenses increased $0.3 million, or 8%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 and $0.5 million, or 7%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in sales and marketing expenses was primarily attributable to a $0.2 million increase for the three months and $0.4 million increase for the six months in headcount related costs, related to the increase in sales and marketing headcount.

Technology

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Technology	$2,599	$2,404	$5,311	$4,579	8%	16%

Headcount (at period end):
North America	72	65	72	65	11%	11%
International	0	0	0	0
Total	72	65	72	65	11%	11%

Our technology expenses increased $0.2 million, or 8%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and $0.7 million, or 16%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in technology expenses was primarily attributable to a $0.1 million increase in the three months and $0.5 million increase for the six months in headcount related costs, resulting from an increase in technology headcount. We increased our technology headcount to address website and ERB enhancements, internationalization of our solutions and website, and system control enhancements.

General and Administrative

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

General and administrative	$3,395	$3,412	$6,942	$6,556	0%	6%

Headcount (at period end):
North America	45	38	45	38	18%	18%
International	7	5	7	5	40%	40%
Total	52	43	52	43	21%	21%

Our general and administrative expenses remained relatively constant at $3.4 million for the three months ended June 30, 2009 and 2008, and increased $0.4 million, or 6%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase in the six months of 2009 was primarily attributable to a $0.1 million increase in headcount related costs as a result of increases in headcount, a $0.5 million increase in bad debt expense.

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Other income, net	$91	$143	$146	$323	-36%	-55%

Other Income, Net

Other Income, Net decreased $0.1 million, or 36%, for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and decreased $0.2 million, or 55%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease is the result of less interest income being earned on cash, cash equivalents and short-term investments in 2009, as a result of lower short-term interest rates in 2009 compared to 2008.

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Income tax expense (benefit)	$773	$(95)	$1,294	$513	NM	152%

Income Taxes

Income tax expense increased $0.9 million or 914% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, and increased $0.8 million, or 152%, for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Our effective tax rate is expected to be lower in 2009 than 2008 due to our largest permanent difference, non-deductible stock-based compensation, being a smaller percentage of taxable income, than experienced in 2008.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2009	2008
	(in thousands)

Consolidated Statements of
Cash Flows Data:
Purchases of property and equipment	$2,732	$3,553
Depreciation and amortization
North America	2,322	1,838
International	215	160
Total depreciation and amortization	2,537	1,998
Cash flows provided by operating activities	7,824	3,971
Cash flows used in investing activities	(28,161)	(9,217)
Cash flows provided by financing activities	35,196	53

As of June 30, 2009, we had cash and cash equivalents of $20.7 million and short-term investments of $42.7 million.  Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper.  Short-term investments consist of U.S. government agency securities, commercial paper and certificates of deposit.  To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable.  These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments.

We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of June 30, 2009.  This line of credit expires in July 2010.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $20.7 million at June 30, 2009, which is an increase of $15.1 million from December 31, 2008, due to the receipt of net proceeds in the amount of $35.0 million from our initial public offering in May 2009. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2009, operating activities provided $8.0 million in cash, as a result of net income of $1.1 million, plus $2.5 million in depreciation and amortization, $1.1 million in provision for bad debts and $1.7 million in stock-based compensation. These amounts were offset by a cash usage of $1.2 million as a result of an increased accounts receivable balance.

For the six months ended June 30, 2008, operating activities provided $3.9 million in cash, as a result of net income of $0.1 million, plus $2.0 million in depreciation and amortization and $2.1 million in stock-based compensation. These amounts were offset by a cash usage of $1.4 million as a result of an increased accounts receivable balance.

Investing Activities

Our primary investing activities have consisted of purchases and sales of short-term investments and purchases of property and equipment. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.

In addition to purchases of property and equipment, we purchased $25.4 million (net of sales) of short-term investments in the six months ended June 30, 2009 and $5.7 million in the six months ended June 30, 2008.

Financing Activities

With the exception of our initial public offering in May 2009, our financing activities have consisted entirely of proceeds from the issuance and repurchase of common stock, in each of the periods presented. During 2009, we received $35.0 million in proceeds, net of issuance costs, for the sale of common stock in connection with our initial public offering which was completed on May 21, 2009.

Off Balance Sheet Arrangements

As of June 30, 2009, we did not have any off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest rate fluctuation risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash and money market accounts.  Short-term investments consist of U.S. government agency securities, commercial paper and certificates of deposit.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

Foreign currency exchange risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, the euro, the Japanese yen, the Canadian dollar and the Mexican peso. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

Inflation risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”) in the United States District Court for the Northern District of California, seeking, among other things, a judgment that OpenTable has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company has denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. While the Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q. If any of such risks actually occur, our business, operating results or financial condition could be adversely affected. In those cases, the trading price of our common stock could decline and you may lose all or part of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult for us to accurately forecast revenues and appropriately plan our expenses.

We were formed in October 1998 and have a limited operating history. As a result, it is difficult to accurately forecast our revenues and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues from restaurants, which pay us an installation fee for our Electronic Reservation Book, or ERB, a monthly subscription fee and a fee for each restaurant guest seated through online reservations. Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new restaurant customers and of diners seated through OpenTable reservations. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected.

The impact of worldwide economic conditions, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending, which may remain depressed, or be subject to further deterioration, for the foreseeable future. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors.  Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Because spending for restaurant dining is generally considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities. In particular, a significant majority of our restaurant customers are fine-dining restaurants which have been particularly affected by economic downturns such as the one we are currently experiencing.

Unfavorable changes in the above factors or in other business and economic conditions affecting our restaurant customers and diners could result in continued reduced traffic in some or all of the restaurants that use our solutions, result in fewer reservations made through our website or the websites of our partners or restaurant customers and lower our profit margins, cause our restaurant customers to go out of business, cause our restaurant customers to terminate their subscriptions to our solutions or default on their payment obligations to us and have a material adverse effect on our financial condition and operating results.

Moreover, the majority of our restaurant customers are located in major metropolitan areas like New York City and the San Francisco Bay Area, and to the extent any one of these geographic areas experiences any of the above described conditions to a greater extent than other geographic areas, the material adverse effect on our financial condition and operating results could be exacerbated.

We expect a number of factors to cause our operating results to fluctuate on a quarterly and annual basis, which may make it difficult to predict our future performance.

Our revenues and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

·               our ability to accurately forecast revenues and appropriately plan our expenses;

·               the impact of worldwide economic conditions, including the resulting effect on consumer spending;

·               our ability to maintain an adequate rate of growth;

·               our ability to effectively manage our growth;

·               our ability to attract new restaurant customers;

·               our ability to increase the number of visitors to our website and convert those visitors into diners who reserve a table using our website and then dine with our restaurant customers;

·               our ability to retain existing restaurant customers and diners or encourage repeat reservations;

·               our ability to provide a high-quality customer experience through our website and ERB;

·               our ability to successfully enter new markets and manage our international expansion;

·               the impact of fluctuations in currency exchange rates;

·               the effects of increased competition in our business;

·               our ability to keep pace with changes in technology and our competitors;

·               our ability to successfully manage any future acquisitions of businesses, solutions or technologies;

·               the success of our marketing efforts;

·               changes in consumer behavior and any related impact on the restaurant industry, especially in the geographic markets where we operate;

·               seasonal patterns in restaurant dining;

·               interruptions in service and any related impact on our reputation;

·               the attraction and retention of qualified employees and key personnel;

·               our ability to protect our intellectual property, including our proprietary ERB;

·               costs associated with defending intellectual property infringement and other claims;

·               the effects of natural or man-made catastrophic events;

·               the effectiveness of our internal controls; and

·               changes in government regulation affecting our business.

As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance. In addition, our operating results may not meet the expectations of investors or public market analysts who follow our company.

Our recent growth rate will likely not be sustainable and a failure to maintain an adequate growth rate will adversely affect our net income and our business.

Our revenues have grown rapidly, increasing from $27.2 million in 2006 to $41.1 million in 2007 to $55.8 million in 2008, representing a compound annual growth rate of 43%. We do not expect to sustain our recent growth rate in future periods, and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our net income will be adversely affected, and we may not have adequate resources to execute our business strategy.

Growth may place significant demands on our management and our infrastructure.

We have experienced substantial growth in our business. This growth has placed and may continue to place significant demands on our management and our operational and financial infrastructure. As our operations grow in size, scope and complexity, we will need to improve and upgrade our systems and infrastructure to offer an increasing number of customers enhanced solutions, features and functionality. The expansion of our systems and infrastructure will require us to commit substantial financial, operational and technical resources in advance of an increase in the volume of business, with no assurance that the volume of business will increase. Continued growth could also strain our ability to maintain reliable service levels for our customers, develop and improve our operational, financial and management controls, enhance our reporting systems and procedures and recruit, train and retain highly skilled personnel.

Managing our growth will require significant expenditures and allocation of valuable management resources. If we fail to achieve the necessary level of efficiency in our organization as it grows, our business, operating results and financial condition would be harmed.

If we fail to increase the number of our customers or retain existing customers, our revenues and our business will be harmed.

In 2008, almost all of our revenues were generated by our restaurant customers, who pay us a one-time installation fee, a monthly subscription fee for our ERB and a fee for each restaurant guest seated through online reservations. Our growth depends in large part on increasing the number of our restaurant customers, increasing the number of visitors to our website and then converting those visitors into diners who use our website to make restaurant reservations. Either category of customers may decide not to continue to use our solutions in favor of other means of reserving tables or because of budgetary constraints or other reasons.

To grow our base of restaurant customers, we must convince prospective restaurant customers of the benefits of our ERB and related solutions and encourage them to forego the traditional pen-and-paper reservation book to which they are likely accustomed. Due to the fragmented nature of the restaurant industry, many prospective restaurant customers may not be familiar with our solutions and will generally favor using more traditional methods of taking reservations.

To increase the number of diners who use our website, we must convince them of the value of our solutions. Our ability to do so is driven in large part by increasing the number of restaurant listings available on our website and also by making the diner’s visit to our website a convenient and user-friendly experience.

We cannot assure you that we will be successful in continuing to expand our restaurant customer base or in continuing to attract diners to make reservations on our website. Our future sales and marketing efforts may be ineffective. If diners choose not to use our solutions or decrease their use of our solutions or we are unable to attract new diners, listings on our website could be reduced, search activity on our website could decline, the usefulness of our solutions could be diminished and we could experience declining revenues.

We may be unable to successfully execute our business strategy if we fail to continue to provide our customers with a high-quality customer experience.

A critical component of our strategy is providing a high-quality customer experience for both restaurants and diners. Accordingly, the effective performance, reliability and availability of our ERB, website and network infrastructure are critical to our reputation and our ability to attract and retain customers. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial resources in our ERB, website development and functionality and customer service operations. If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose restaurants and diners from our network, which could significantly decrease the value of our solutions to both groups. Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website.

We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition.

In 2004, we established our European headquarters in London and expanded our North American presence in Canada. In 2006, we opened an office in Tokyo and further expanded our North American presence in Mexico. In 2007, we expanded our European presence with offices in France, Germany and Spain. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar. Our international operations may not prove to be successful in certain markets. For example, in 2008, we decided to close our offices in France and Spain. In addition, we have incurred and expect to continue to incur significant expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets, and we must invest significant resources in order to build a direct sales force and operational infrastructure in such markets. Furthermore, in many international markets we are not the first entrant and there exists greater competition with stronger brand names than we have faced in North American markets. Our ability to expand internationally will also be limited by the demand for our solutions and the adoption of the Internet in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

·               difficulties or delays in acquiring a network of restaurant customers in one or more international markets;

·               different restaurant preferences and dining patterns than those in North America;

·               varied, unfamiliar and unclear legal and regulatory restrictions;

·               unexpected changes in international regulatory requirements and tariffs;

·               legal, political or systemic restrictions on the ability of U.S. companies to market services or otherwise do business in foreign countries;

·               less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites;

·               difficulties in staffing and managing foreign operations;

·               greater difficulty in accounts receivable collection;

·               currency fluctuations;

·               potential adverse tax consequences;

·               lack of infrastructure to adequately conduct electronic commerce transactions; and

·               price controls or other restrictions on foreign currency.

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand internationally or we may be unsuccessful in our attempt to do so, which could harm our business, operating results and financial condition.

We face risks associated with currency exchange rate fluctuations.

For the six months ended June 30, 2009, we incurred approximately 19% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

The markets for our solutions in North America may become more competitive, and there can be no certainty that we will maintain our current restaurant customers and diners or attract new restaurants and diners or that our operating margins will not be affected by competition.

We expect that the competitive environment for our solutions may become more intense as additional companies enter our North American markets. Currently, our primary competitors in North America are the pen-and-paper reservation book used by most restaurants and the phone used by diners. Secondary competitors include companies who provide computerized reservation management systems with a variety of technologies, as well as allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory. These secondary competitors may enhance their technologies to be more competitive, and additional competitors may enter our markets in North America. Any new competitors could have greater name recognition among restaurants and diners and greater financial, technical and marketing resources. Greater financial resources and product development capabilities may allow these competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our solutions obsolete. These competitors could introduce new solutions with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. If we lose existing restaurant customers and diners or fail to attract new restaurants and diners as a result of increased competition, our business, operating results and financial condition could be adversely affected.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our solutions to our customers.

To remain competitive, we must continue to enhance and improve the functionality and features of our website and ERB. The Internet and the online commerce industry are rapidly changing. If competitors introduce new solutions embodying new technologies, or if new industry standards and practices emerge, our existing website, technology and ERB may become obsolete. Our future success will depend on our ability to:

·               enhance our existing solutions;

·               develop and potentially license new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

·               respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

Developing our ERB, website and other technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our website, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of reservation availability is a critical part of our service, and it may become out-of-date or insufficient from our customers’ perspective or in relation to the search and display functionality of our competitors’ websites. If we face material delays in introducing new or enhanced solutions, our customers may forego the use of our solutions in favor of those of our competitors.

Future acquisitions could disrupt our business and harm our financial condition and operating results.

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We rely on our marketing efforts to attract new customers and must do so in a cost-effective manner; otherwise our operations will be harmed.

A significant component of our business strategy is the promotion of the OpenTable website and ERB. We believe that the attractiveness of our solutions to our current and potential customers, both restaurants and diners, will increase as new restaurants provide additional restaurant listings and diners increasingly use our website to conduct searches and make restaurant reservations. This is because an increase in the number of restaurant listings and the number of diners searching those listings increases the utility of our website and its associated search, listing and reservation services. If we do not continue to grow the use of our website and ERB, we may fail to build the critical mass of both restaurant customers and diners required to substantially increase our revenues.

While our marketing efforts do not currently involve significant expenditures, in the future we may find it necessary to invest more heavily in direct marketing or online or traditional advertising. If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

System interruptions that impair access to our website would damage our reputation and brand and substantially harm our business and operating results.

The satisfactory performance, reliability and availability of our ERB, website and network infrastructure are critical to our reputation, our ability to attract and retain both restaurant customers and diners and our ability to maintain adequate customer service levels. Any systems interruption that results in the unavailability of our website or any restaurant connected to our website could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our website or at our restaurant customer locations) for a variety of reasons, including network failures, power failures, software errors or an overwhelming number of visitors trying to reach our website during periods of strong demand. In addition, our primary data center is hosted by a third party. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

We depend on key and highly skilled personnel to operate our business, and if we are unable to retain our current personnel or hire additional personnel our ability to develop and successfully market our business could be harmed.

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers, as defined under the caption “Management—Executive Compensation” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on May 21, 2009. All of our U.S. officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Further, our principal overseas operations are based in London and Tokyo, which are cities that, similar to our headquarters region, have high costs of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. Our named executive officers have become, or will soon become, vested in a substantial amount of stock or stock options. Employees may be more likely to leave us if the shares they own or the shares underlying their options have significantly appreciated in value relative to the original purchase prices of the shares or the exercise prices of the options, or if the exercise prices of the options that they hold are significantly above the market price of our common stock. If we are unable to retain our employees, our business, operating results and financial condition will be harmed.

Failure to adequately protect our intellectual property could substantially harm our business and operating results.

Because our business is heavily dependent on our intellectual property, including our proprietary software, the protection of our intellectual property rights is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website features, software and functionality or obtain and use information that we consider proprietary, such as the technology used to operate our website, our content and our trademarks. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, because we sell our solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

We have registered “OpenTable” and our other trademarks as trademarks in the United States and in certain other countries. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term OpenTable or our other trademarks. From time to time, we have acquired Internet domain names held by others when such names were causing consumer confusion or had the potential to cause consumer confusion.

We currently hold the “OpenTable.com” Internet domain name and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell solutions in that country. Either result could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name OpenTable in all of the countries in which we currently conduct or intend to conduct business.

Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights, to protect our patent rights, trade secrets and domain names and to determine the validity and scope of the proprietary rights of others. Our efforts to enforce or protect our proprietary rights may be ineffective and could result in substantial costs and diversion of resources and could substantially harm our operating results.

Assertions by third parties of infringement by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence. For example, on May 12, 2009, Mount Hamilton Partners, LLC, or Mount Hamilton, filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as certain aspects of the OpenTable Dining Rewards program. We could also be required to pay damages in an unspecified amount. Neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

Furthermore, we cannot predict whether assertions of third party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. We are currently involved in the defense of the alleged infringement claims of Mount Hamilton. The defense of these claims and any future infringement claims of Mount Hamilton or another party, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our solutions; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments.

We depend in part on licenses of technologies from third parties in order to deliver our solutions, and, as a result, our business is dependent in part on the availability of such licenses on commercially reasonable terms.

We currently, and will continue to, license certain technologies from third parties. We cannot be certain that these third-party content licenses will be available to us on commercially reasonable terms or that we will be able to successfully integrate the technology into our solutions. These third-party in-licenses may expose us to increased risk, including risks associated with the assimilation of new technology sufficient to offset associated acquisition and maintenance costs. The inability to obtain any of these licenses could result in delays in solution development until equivalent technology can be identified and integrated. Any such delays in services could cause our business, operating results and financial condition to suffer.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

We have devoted substantial resources to the development of our proprietary technology, including the proprietary software component of our ERB, and related processes. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to protect confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and operating results.

Currently, some of our restaurant customers require that diners enter their credit card information to hold a reservation. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and operating results. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches.

We rely on a third-party customer support service provider for the majority of our customer service calls. If this service provider experiences operational difficulties or disruptions, our business could be adversely affected.

We depend on a U.S.-based third-party customer support service provider to handle most of our routine support cases. While we have a small customer service center in our San Francisco headquarters, if our customer support service provider experienced operational difficulties, our ability to respond to customer service calls in a timely manner and the quality of our customer service would be adversely affected, which in turn could affect our reputation and results of operations. While we have a contract with our customer support service provider, either party may terminate the contract for convenience by providing the other party at least 90 days prior notice of its intent to terminate. If for any reason our relationship with our customer support service provider were to end, it would require a significant amount of time to either scale up our San Francisco call center or to hire and train a new customer support service provider.

We outsource a portion of our software development to a third-party service provider located in India. Any interruption in our relationship with this service provider could adversely affect our business.

If for any reason our relationship with our third-party software development service provider were to end, it would require a significant amount of time to transition the software development work either in-house or to a new third-party service provider. Our contract with this software development service provider has a term ending on January 31, 2010. Either party may terminate the contract at any time by providing the other party at least 30 days prior notice of its intent to terminate. If our third-party software development service provider fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring solutions to market and our reputation could suffer. In addition, our third-party software development service provider is located in India and, as a result, may be subject to geopolitical uncertainty.

We may require additional capital to respond to business opportunities, challenges, acquisitions or unforeseen circumstances. If such capital is not available to us, our business, operating results and financial condition may be harmed.

We may require additional capital to expand our business. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. For example, any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing customers or acquire new customers. In addition, if we do not have funds available to make strategic acquisitions, we may not be able to expand our business. The inability to raise additional capital could have an adverse effect on our business, operating results and financial condition.

If we issue additional shares of common stock to raise capital, it may have a dilutive effect on your investment.

If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of us.  Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

A further tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing.

The recent deterioration of the global economy threatens to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs which may have an adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems such as computer viruses or terrorism.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate offices and the facility we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our or our restaurant customers’ businesses or the economy as a whole. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. As we rely heavily on our servers, computer and communications systems and the Internet to conduct our business and provide high quality customer service, such disruptions could negatively impact our ability to run our business and either directly or indirectly disrupt our restaurant customers’ businesses, which could have an adverse affect on our business, operating results and financial condition.

As a public company, we incur significant increased costs which may adversely affect our operating results and financial condition.

As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We have also incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the SEC and The Nasdaq Stock Market. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules adopted by the SEC and by The Nasdaq Stock Market, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.

Risks Related to Our Industry

Seasonality may cause fluctuations in our financial results.

We generally experience some effects of seasonality due to increases in restaurant dining tied to certain holidays and restaurant industry promotions. Accordingly, the number of reservations made through our system has generally increased at a higher rate in the first and fourth quarters compared to the second and third quarters. Although historically our revenue has increased in each quarter as we have added restaurant customers and diners, in the future this seasonality may cause fluctuations in our financial results. In addition, other seasonality trends may develop and the existing seasonality and consumer behavior that we experience may change.

If use of the Internet, particularly with respect to online restaurant reservations, does not continue to increase as rapidly as we anticipate, our business will be harmed.

Our future net profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates, and consumers may not continue to use the Internet and other online services as a medium for commerce. In addition, the Internet may not be accepted as a viable long-term marketplace or resource for a number of reasons, including:

·                  actual or perceived lack of security of information or privacy protection;

·                  possible disruptions, computer viruses or other damage to Internet servers or to users’ computers; and

·                  excessive governmental regulation.

Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich website that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies.

Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results.

We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet. Existing and future laws and regulations may impede the growth of the Internet or other online services. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. Unfavorable resolution of these issues may substantially harm our business and operating results.

Risks Related to Owning Our Common Stock

Our stock price may be volatile, and the value of an investment in our common stock may decline.

Shares of our common stock were sold in our initial public offering in May 2009 at a price of $20.00 per share, and our common stock has subsequently traded as high as $33.76. An active, liquid and orderly market for our common stock may not be developed or sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

·                  our operating performance and the operating performance of similar companies;

·                  the overall performance of the equity markets;

·                  the number of shares of our common stock publicly owned and available for trading;

·                  threatened or actual litigation;

·                  changes in laws or regulations relating to our solutions;

·                  any major change in our board of directors or management;

·                  publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

·                  large volumes of sales of our shares of common stock; and

·                  general political and economic conditions.

In addition, the stock market in general, and the market for Internet-related companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. This litigation, if instituted against us, could result in very substantial costs, divert our management’s attention and resources and harm our business, operating results and financial condition.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2009, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 80% of our outstanding common stock. Moreover, Benchmark Capital Partners IV, L.P., funds affiliated with Impact Venture Partners, IAC/InterActiveCorp, and funds affiliated with Integral Capital Partners V, L.P., beneficially owned, in the aggregate, approximately 56% of our outstanding common stock as of June 30, 2009. In addition, individual partners of Benchmark and Impact serve on our Board of Directors. As a result, these stockholders, acting together, have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

·                  delaying, deferring or preventing a change in corporate control;

·                  impeding a merger, consolidation, takeover or other business combination involving us; or

·                  discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

Approximately 19.4 million shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in November 2009. If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the 180-day contractual lock-up and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price.  In addition, (i) the 2,395,096 shares subject to outstanding options under our 1999 Stock Plan, as amended, as of June 30, 2009, and (ii) the 1,405,664 shares reserved for future issuance under our 2009 Equity Incentive Award Plan, as of June 30, 2009, that will become available for issuance under our 2009 Equity Incentive Award Plan, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

If securities or industry analysts publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

Our management will continue to have broad discretion over the use of the proceeds we received in our initial public offering and might not apply the proceeds in ways that increase the value of your investment.

Our management will continue to have broad discretion to use the net proceeds to us from our initial public offering. Our management might not apply the net proceeds from the initial public offering in ways that increase the value of our common stock. To date we have not utilized any of our proceeds from the initial public offering. We expect to use the net proceeds to us from the initial public offering for working capital and other general corporate purposes, including the funding of our marketing activities and the costs of operating as a public company, as well as further investment in the development of our proprietary technologies. We may also use a portion of the net proceeds for the acquisition of businesses, solutions and technologies that we believe are complementary to our own. We have not allocated the net proceeds from our initial public offering for any specific purposes. Until we use the net proceeds to us from the initial public offering, we plan to invest them, and these investments may not yield a favorable rate of return. If we do not invest or apply the net proceeds from the initial offering in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Certain provisions in our charter documents and Delaware law could discourage takeover attempts and lead to management entrenchment.

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

·                  a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

·                  no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

·                  the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

·                  the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

·                  a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

·                  the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

·                  advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

We are also subject to certain anti-takeover provisions under Delaware law. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

No stock options of the company were granted between April 1, 2009 and June 30, 2009. From April 1, 2009 to June 30, 2009, the Company’s employees exercised options to purchase 2,679 shares of the Company’s common stock pursuant to options issued under the Company’s 1999 Stock Plan at an average purchase price of $2.85 per share for an aggregate purchase price of $7,600. These issuances were made under a compensatory benefit plan in reliance upon the exemption from registration requirements of Rule 701 of the Securities Act of 1933, as amended.

Use of Proceeds

On May 21, 2009, the Company’s registration statement on Form S-1 (File No. 333-157034) was declared effective for the Company’s initial public offering, pursuant to which the Company registered the offering and sale of 1,572,684 shares of common stock by the Company and the associated sale of 1,427,316 shares of common stock by selling stockholders and the additional sale pursuant to the underwriters’ over-allotment option for an additional 450,000 shares of common stock by the Company, at a public offering price of $20.00 per share. On May 27, 2009, the Company sold 2,022,684 shares of common stock, including 450,000 shares pursuant to the underwriters’ over-allotment option, for an aggregate offering price of $40,453,680, and the selling stockholders sold 1,427,316 shares of common stock for an aggregate offering price of $28,546,320 and the offering has terminated. The managing underwriter was Merrill Lynch & Co.

As a result of the offering, the Company received net proceeds of approximately $34.6 million, after deducting underwriting discounts and commissions reasonably estimated at $2.8 million and additional offering-related expenses reasonably estimated at $3 million, for total expenses reasonably estimated at $5.8 million. None of such payments were direct or indirect payments to any of the Company’s directors or officers or their associates or to persons owning 10 percent or more of the Company’s common stock or direct or indirect payments to others.

The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2009, the holders of 134,292,068 shares of the Company’s then-outstanding convertible preferred stock and common stock approved the following matters by written consent: the amendment and restatement of the Company’s certificate of incorporation to provide for, among other things, the 1-for-12.5 reverse stock split effected immediately prior to the effectiveness of the Company’s initial public offering; the amended and restated certificate of incorporation of the Company to be effective in connection with the Company’s initial public offering; the amended and related bylaws of the Company to be effective in connection with the Company’s initial public offering; the indemnification agreement to be entered into with the Company’s directors, officers and certain of its employees; the adoption of the OpenTable, Inc. 2009 Equity Incentive Plan; and the automatic conversion of the then-outstanding preferred stock of the Company into shares of common stock of the Company in connection with the Company’s initial public offering.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.
10.1(3)	Second Amendment to Loan and Security Agreement dated June 23, 2009, between Comerica Bank and Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as Exhibit 3.3 to Amendments No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(2)          Filed as Exhibit 3.5 to Amendments No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(3)          Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ MATT ROBERTS
Matt Roberts
Chief Financial Officer
(Principal Financial Officer and Duly
Date: August 11, 2009	Authorized Signatory)

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.
10.1(3)	Second Amendment to Loan and Security Agreement dated June 23, 2009, between Comerica Bank and Registrant.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as Exhibit 3.3 to Amendments No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(2)          Filed as Exhibit 3.5 to Amendments No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(3)          Filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 24, 2009, and incorporated herein by reference.