Form 10-Q
period 2009-09-30
OPENTABLE INC
filed 2009-11-06
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐.

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of October 31, 2009, 22,373,315 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$18,117,000	$5,528,000
Short-term investments	49,330,000	17,259,000
Accounts receivable, net of allowance for doubtful accounts of $564,000, and $543,000 at September 30, 2009 and December 31, 2008	6,689,000	6,331,000
Prepaid expenses and other current assets	2,089,000	942,000
Deferred tax asset	4,828,000	4,828,000
Restricted cash	172,000	156,000

Total current assets	81,225,000	35,044,000

Property and equipment, net	11,264,000	11,125,000
Deferred tax asset	1,375,000	3,343,000
Other assets	188,000	1,371,000

TOTAL ASSETS	$94,052,000	$50,883,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$7,611,000	$7,855,000
Accrued compensation	3,094,000	2,772,000
Deferred revenue	1,474,000	1,210,000
Dining rewards payable	10,754,000	8,462,000
Total current liabilities	22,933,000	20,299,000

DEFERRED REVENUE - Less current portion	3,638,000	3,900,000

Total liabilities	26,571,000	24,199,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, Series A, $0.0001 par value— 0 and 7,040,000 shares authorized; 0 and 6,898,187 shares issued and outstanding at September 30, 2009 and December 31, 2008; aggregate liquidation preference of $7,000,000	—	6,925,000
Convertible preferred stock, Series B, $0.0001 par value— 0 and 2,240,000 shares authorized; 0 and 2,177,550 shares issued and outstanding at September 30, 2009 and December 31, 2008; aggregate liquidation preference of $15,000,000	—	14,984,000
Preferred stock, $0.0001 par value—5,000,000 and 0 shares authorized; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.0001 par value — 100,000,000 and 24,000,000 shares authorized; 22,498,224 and 11,154,668 shares issued, 22,287,977 and 10,944,421 shares outstanding at September 30, 2009 and December 31, 2008	2,000	1,000
Additional paid-in capital	124,549,000	64,060,000
Treasury stock, at cost (210,247 shares at September 30, 2009 and December 31, 2008)	(647,000)	(647,000)
Accumulated other comprehensive loss	(34,000)	(296,000)
Accumulated deficit	(56,389,000)	(58,343,000)

Total stockholders’ equity	67,481,000	26,684,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,052,000	$50,883,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

REVENUES	$17,042,000	$14,181,000	$49,427,000	$41,302,000

COSTS AND EXPENSES:
Operations and support	5,077,000	4,580,000	15,195,000	12,925,000
Sales and marketing	3,845,000	3,755,000	11,652,000	11,065,000
Technology	2,378,000	2,467,000	7,689,000	7,046,000
General and administrative	3,379,000	3,449,000	10,321,000	10,005,000

Total costs and expenses	14,679,000	14,251,000	44,857,000	41,041,000

Income (loss) from operations	2,363,000	(70,000)	4,570,000	261,000
Other income, net	111,000	117,000	256,000	440,000

Income before taxes	2,474,000	47,000	4,826,000	701,000
Income tax expense	1,578,000	337,000	2,872,000	850,000

NET INCOME (LOSS)	$896,000	$(290,000)	$1,954,000	$(149,000)

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.12	$(0.01)
Diluted	$0.04	$(0.03)	$0.09	$(0.01)

Weighted average shares outstanding:
Basic	21,640,000	10,071,000	15,791,000	9,962,000
Diluted	23,713,000	10,071,000	22,360,000	9,962,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

OPERATING ACTIVITIES:
Net income (loss)	$1,954,000	$(149,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,796,000	3,148,000
Provision for doubtful accounts	1,462,000	842,000
Stock-based compensation	2,330,000	3,115,000
Write-off of property, equipment and software	521,000	213,000
Deferred taxes	1,968,000	528,000
Changes in operating assets and liabilities:
Accounts receivable	(1,771,000)	(1,346,000)
Prepaid expenses and other current assets	(1,129,000)	(303,000)
Accounts payable and accrued expenses	1,556,000	(2,067,000)
Accrued compensation	305,000	503,000
Deferred revenue	(43,000)	457,000
Dining rewards payable	2,293,000	2,066,000

Net cash provided by operating activities	13,242,000	7,007,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,220,000)	(5,514,000)
Purchases of investments	(48,183,000)	(6,548,000)
Proceeds from the sale of investments	16,048,000	900,000
Decrease in restricted cash	—	(8,000)

Net cash used in investing activities	(36,355,000)	(11,170,000)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of offering costs	35,442,000	73,000
Proceeds from early exercise of common stock options	—	28,000

Net cash provided by financing activities	35,442,000	101,000

EFFECT OF EXCHANGE RATES ON CASH	260,000	(147,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,589,000	(4,209,000)

CASH AND CASH EQUIVALENTS — Beginning of period	5,528,000	21,661,000

CASH AND CASH EQUIVALENTS — End of period	$18,117,000	$17,452,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for interest	$1,000	$

Cash paid for income taxes	$883,000	$154,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$301,000	$200,000

Vesting of early exercised stock options	$935,000	$1,054,000

Accrued offering costs	$11,000	$923,000

Conversion of convertible preferred stock to common stock	$21,909,000	$

	(Concluded)

See notes to condensed consolidated financial statements.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”) with the SEC on September 23, 2009 (the “Prospectus”). The condensed consolidated balance sheet as of December 31, 2008, included herein was derived from the audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2009 and December 31, 2008, the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. All references to September 30, 2009 or to the three or nine months ended September 30, 2009 and 2008 in the notes to the condensed consolidated financial statements are unaudited.

The Company has evaluated subsequent events through November 5, 2009, the date its condensed consolidated financial statements were issued via their inclusion in the Company’s periodic report on Form 10-Q for the quarter ended September 30, 2009.

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

Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company’s credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts for the three months ended September 30, 2009 and 2008 were $496,000 and $303,000, respectively, and $1,406,000 and $519,000 for the nine months ended September 30, 2009 and 2008, respectively.

Revenue Recognition

The Company’s revenues include installation fees for the Company’s ERB (including training), monthly subscription fees and a per-seated diner fee for each diner seated through the Company’s online reservation system. As the Company provides its application as a service, the Company follows Topic 605 – Revenue Recognition (the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition and Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables). The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use Company hardware during the service period. Proportionate revenue related to the right to use Company hardware accounts for less than 10% of revenue for all periods presented.

Revenue from the installation of the ERB is recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. The estimated customer life is approximately six years, based on historical restaurant customer termination activity. To date, the impact of changes in the estimated customer life has not been material to the Company’s results of operations or financial position. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $1,729,000 and $1,382,000 for the three months ended September 30, 2009 and 2008, respectively, and $5,018,000 and $3,937,000 for the nine months ended September 30, 2009 and 2008, respectively, related to redeemable Dining Points issued to diners during the respective periods.

Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

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

The Company recognizes the cost associated with Dining Points as contra-revenue in accordance with 605-50 – Revenue Recognition-Customer Payments and Incentives (EITF No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products), and EITF No. 00-22, Accounting for “Points” and Certain Other Time- or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future).

The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is booked at the time the points are earned by the diner (when the diner is “seated” by the restaurant). The Company estimates the expense for the issued Dining Points by analyzing the historical patterns of redemption and cheque cashing activity.

Net Income (Loss) Per Share

The Company calculates net loss per share in accordance with Topic 260 – Earnings per Share (SFAS No. 128, Earnings Per Share). Basic net income per share attributed to common shares is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period as reduced by the weighted average unvested common shares subject to repurchase by the Company. Diluted net income (loss) per share is computed by dividing the net income

(loss) for the period by the weighted average number of common and potential dilutive shares outstanding during the period, to the extent such potential dilutive shares are dilutive. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase and convertible preferred stock. Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. A total of 281,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2009 and 343,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2008, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 15,000 and 10.8 million were excluded from the dilutive shares outstanding for the three months ended September 30, 2009 and 2008, respectively. Anti-dilutive shares in the amounts of 355,000 and 10.7 million were excluded from the dilutive shares outstanding for the nine months ended September 30, 2009 and 2008, respectively. The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net income (loss)	$896,000	$(290,000)	$1,954,000	$(149,000)

Basic shares:
Weighted average common shares outstanding	21,640,000	10,071,000	15,791,000	9,962,000

Diluted shares:
Weighted average shares used to compute basic net income per share	21,640,000	10,071,000	15,791,000	9,962,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	352,000	—	424,000	—
Warrants to purchase convertible preferred stock	86,000	—	84,000	—
Employee stock options	1,635,000	—	1,390,000	—
Convertible preferred stock	—	—	4,671,000	—
Weighted average shares used to compute diluted net income (loss) per share	23,713,000	10,071,000	22,360,000	9,962,000

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.12	$(0.01)
Diluted	$0.04	$(0.03)	$0.09	$(0.01)

Net income available to participating securities was not significant for the three and nine months ended September 30, 2009.

Comprehensive Income (Loss)

In accordance with Topic 220 – Comprehensive Income (SFAS No. 130, Reporting Comprehensive Income), the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

Accumulated other comprehensive loss of $34,000 as of September 30, 2009 was comprised of $9,000 of unrealized gain on investments and $43,000 of foreign currency translation losses.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (Topic 805 – Business Combinations). Topic 805 – Business Combinations establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. Topic 805 – Business Combinations also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted Topic 805 – Business Combinations for the fiscal year beginning January 1, 2009. The adoption of Topic 805 – Business Combinations did not have a material impact on the Company’s financial position or results of operations at the time of adoption.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (Topic 810 – Consolidation) which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (Topic 810 – Consolidation), to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity separate and apart from the parent’s equity in the consolidated financial statements. In addition to the amendments to Topic 810 – Consolidation, this statement amends SFAS No. 128, Earnings Per Share (Topic 260 – Earnings per Share), so that earnings per share data will continue to be calculated the same way those data were calculated before this statements was issued. Topic 810 – Consolidation is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of Topic 810 – Consolidation did not have a material impact on the Company’s financial position or results of operations at the time of adoption.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (Topic 855 – Subsequent Events).  Topic 855 – Subsequent Events is intended to establish general standards of the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued. Topic 855 – Subsequent Events is effective for interim or annual financial periods ending after June 15, 2009 and was adopted by the Company during the quarter ended June 30, 2009.

In June 2009, the FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (Topic 105-10 – Generally Accepted Accounting Principles – Overall). This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. References made to FASB guidance throughout this document have been updated for the Codification.

In October 2009, the FASB issued EITF 08-1, Multiple-Deliverable Revenue Arrangements, (amendments to FASB Topic 605, Revenue Recognition) (Topic 605 – Revenue Recognition) and EITF 09-3, Certain Arrangements That Include Software Elements, (amendments to FASB Topic 985, Software) (Topic 985 - Software). Topic 605 – Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985 – Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605 – Revenue Recognition and Topic 985 – Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of Topic 605 – Revenue Recognition and Topic 985 – Software on its consolidated financial statements.

3. Short-Term Investments and Fair Value Measurements

Short-term investments, all of which have a term of less than one year, are summarized as follows:

	Amortized Cost	Unrealized Gains (Losses)	Estimated Fair Market Value
At September 30, 2009:
Commercial paper	$14,996,000	(1,000)	$14,995,000
U.S. government and agency securities	25,844,000	10,000	25,854,000
Certificates of deposit	8,481,000	—	8,481,000
Total	$49,321,000	$9,000	$49,330,000

	Amortized Cost	Unrealized Gains	Estimated Fair Market Value
At December 31, 2008:
Commercial paper	$898,000	$1,000	$899,000
U.S. government and agency securities	10,595,000	65,000	10,660,000
Certificates of deposit	5,700,000	—	5,700,000
Total	$17,193,000	$66,000	$17,259,000

Topic 820 – Fair Value Measurements and Disclosures (SFAS No. 157) clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, Topic 820 – Fair Value Measurements and Disclosures establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) significant unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures its marketable securities at fair value.

Investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities and U.S. government and agency securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include corporate securities and certificates of deposit.

In accordance with Topic 820 — Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	September 30, 2009			December 31, 2008
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Commercial paper	$14,995,000	$14,995,000	$—	$899,000	$899,000	$—
U.S. government and agency securities.	25,854,000	25,854,000	—	10,660,000	10,660,000	—
Certificates of deposit	8,481,000	—	8,481,000	5,700,000	—	5,700,000
Total short-term investments.	$49,330,000	$40,849,000	$8,481,000	$17,259,000	$11,559,000	$5,700,000

The Company chose not to elect the fair value option as prescribed by Topic 825 — Financial Instruments (SFAS No. 159) for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through April 2013.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”). Mount Hamilton seeks damages and injunctive relief. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position. On October 6, 2009, the Company filed a petition for reexamination with the U.S. Patent and Trademark Office (“PTO”), asking the PTO to reexamine the patent in question and requesting that the claims of the Mount Hamilton patent be cancelled. In addition, on October 21, 2009, the Company filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested reexamination proceeding. Both the petition for reexamination and the motion to stay are pending. The Company is not currently able to estimate the loss, if any, that may result from this claim.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

5. Stockholders’ Equity

Stock Based Compensation under Topic 718 — Stock Compensation (SFAS No. 123R)

Effective January 1, 2006, the Company adopted Topic 718 — Stock Compensation, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Under Topic 718 — Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

The Company granted 53,487 stock options in the three and nine months ended September 30, 2009.  The following table summarizes the assumptions relating to the Company’s employee options for the three and nine months ended September 30, 2009:

Three and Nine Months Ended,
September 30, 2009
(Unaudited)
Dividend yield	0%
Volatility	53%
Risk free interest rate	2.63%-2.65%
Expected term, in years	6.02-6.08

The Company recorded net stock-based compensation expense of $647,000 and $984,000 for three months ended September 30, 2009 and 2008, respectively, and $2,330,000 and $3,115,000 for the nine months ended September 30, 2009 and 2008, respectively.

6. Segment Information

The Company has concluded that it operates in one industry—online reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280 — Segment Reporting (SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker on behalf of both segments. Management reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended September 30, 2009
Revenues—subscription	$8,321,000	$820,000	$9,141,000
Revenues—reservations	6,932,000	143,000	7,075,000
Revenues—installation and other	797,000	29,000	826,000
Income (loss) from operations	3,972,000	(1,609,000)	2,363,000
Interest income	100,000	—	100,000
Depreciation and amortization expense	1,138,000	124,000	1,262,000
Purchases of property, equipment and software	1,302,000	185,000	1,487,000
Three months ended September 30, 2008
Revenues—subscription	$7,227,000	$627,000	$7,854,000
Revenues—reservations	5,582,000	87,000	5,669,000
Revenues—installation and other	622,000	36,000	658,000
Income (loss) from operations	2,187,000	(2,257,000)	(70,000)
Interest income	120,000	8,000	128,000
Depreciation and amortization expense	1,060,000	92,000	1,152,000
Purchases of property, equipment and software	1,705,000	256,000	1,961,000
Nine months ended September 30, 2009
Revenues—subscription	$24,048,000	$2,182,000	$26,230,000
Revenues—reservations	20,522,000	386,000	20,908,000
Revenues—installation and other	2,205,000	84,000	2,289,000
Income (loss) from operations	9,256,000	(4,686,000)	4,570,000
Interest income	267,000	—	267,000
Depreciation and amortization expense	3,457,000	339,000	3,796,000
Purchases of property, equipment and software	3,896,000	324,000	4,220,000
Nine months ended September 30, 2008
Revenues—subscription	$20,468,000	$1,690,000	$22,158,000
Revenues—reservations	17,053,000	282,000	17,335,000
Revenues—installation and other	1,733,000	76,000	1,809,000
Income (loss) from operations	6,767,000	(6,506,000)	261,000
Interest income	423,000	9,000	432,000
Depreciation and amortization expense	2,896,000	252,000	3,148,000
Purchases of property, equipment and software	4,811,000	703,000	5,514,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended September 30,		Nine months Ended September 30,
	2009	2008	2009	2008
Revenues:
United States	$15,162,000	$12,721,000	$44,338,000	$37,134,000
International—all others	1,880,000	1,460,000	5,089,000	4,168,000
Total revenues	$17,042,000	$14,181,000	$49,427,000	$41,302,000

	As of	As of
	September 30,	December 31,
	2009	2008
Long-lived assets(1):
United States	$9,513,000	$10,619,000
International—all others	1,939,000	1,877,000
Total long-lived assets	$11,452,000	$12,496,000

(1)                                  Includes all non-current assets except deferred tax assets.

The Company has no customers that individually, or in the aggregate, which exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

7. Subsequent Events

On October 7, 2009, the Company acquired substantially all of the assets and certain liabilities of GuestBridge, Inc., a provider of guest management solutions, for approximately $3.0 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2009.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on September 23, 2009. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions include our proprietary Electronic Reservation Book, or ERB, for restaurant customers and www.opentable.com, a popular restaurant reservation website for diners. The OpenTable network includes approximately 11,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 120 million diners through OpenTable reservations; during the three months ended September 30, 2009, we seated an average of approximately three million diners per month. Restaurants pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended September 30, 2009 and 2008, our net revenues were $17.0 million and $14.2 million, respectively. For the nine months ended September 30, 2009 and 2008, our net revenues were $49.4 million and $41.3 million, respectively. For the three months ended September 30, 2009 and 2008, our subscription revenues accounted for 54% and 55% of our total revenues, respectively, and 53% and 54% of total revenue for the nine months ended September 30, 2009 and 2008, respectively. For the three months ended September 30, 2009 and 2008, our reservation revenues accounted for 41% and 40% of our total revenues, respectively, and 42% of total revenues for the nine months ended September 30, 2009 and 2008.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three and nine months ended September 30, 2009 and 2008 represented 6% and 5% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers; we do not charge any fees to diners. Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2009.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and development costs (see “Critical Accounting Policies and Estimates—Website and Software Development Costs” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2009). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2009.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•                  Revenue Recognition

•                  Dining Rewards Loyalty Program

•                  Website and Software Development Costs

•                  Income Taxes

•                  Stock-based Compensation

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

REVENUES	$17,042	$14,181	$49,427	$41,302

COSTS AND EXPENSES:
Operations and support (1)	5,077	4,580	15,195	12,925
Sales and marketing (1)	3,845	3,755	11,652	11,065
Technology (1)	2,378	2,467	7,689	7,046
General and administrative (1)	3,379	3,449	10,321	10,005

Total costs and expenses	14,679	14,251	44,857	41,041

Income (loss) from operations	2,363	(70)	4,570	261
Other income, net	111	117	256	440

Income before taxes	2,474	47	4,826	701
Income tax expense	1,578	337	2,872	850

NET INCOME (LOSS)	$896	$(290)	$1,954	$(149)

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.12	$(0.01)
Diluted	$0.04	$(0.03)	$0.09	$(0.01)

Weighted average shares outstanding:
Basic	21,640	10,071	15,791	9,962
Diluted	23,713	10,071	22,360	9,962

(1) Stock-based compensation included in above line items:

Operations and support	$79	$89	$232	$262
Sales and marketing	180	215	588	681
Technology	91	188	382	549
General and administrative	297	492	1,128	1,623
	$647	$984	$2,330	$3,115

Other Operational Data:
Installed restaurants (at period end):
North America	10,338	8,788	10,338	8,788
International	1,337	921	1,337	921
Total	11,675	9,709	11,675	9,709

Seated diners (in thousands):
North America	10,114	8,272	30,106	25,121
International	227	120	620	373
Total	10,341	8,392	30,726	25,494

Headcount (at period end):
North America	247	234	247	234
International	63	58	63	58
Total	310	292	310	292

Additional Financial Data:
Revenues:
North America	$16,050	$13,431	$46,775	$39,254
International	992	750	2,652	2,048
Total	$17,042	$14,181	$49,427	$41,302

Income (loss) from operations:
North America	$3,972	$2,187	$9,256	$6,767
International	(1,609)	(2,257)	(4,686)	(6,506)
Total	$2,363	$(70)	$4,570	$261

Depreciation and amortization:
North America	$1,138	$1,060	$3,457	$2,896
International	124	92	339	252
Total	$1,262	$1,152	$3,796	$3,148

Stock-based compensation:
North America	$559	$892	$2,049	$2,799
International	88	92	281	316
Total	$647	$984	$2,330	$3,115

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	30	32	31	31
Sales and marketing	22	27	24	27
Technology	14	17	15	17
General and administrative	20	24	21	24

Total costs and expenses	86	100	91	99

Income (loss) from operations	14	—	9	1
Other income, net	—	—	—	1

Income before taxes	14	—	9	2
Income tax expense	9	2	5	2

NET INCOME (LOSS)	5%	-2%	4%	0%

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	9,141	$7,854	26,230	$22,158	16%	18%
Reservation	7,075	5,669	20,908	17,335	25%	21%
Installation and other	826	658	2,289	1,809	26%	27%
Total	$17,042	$14,181	$49,427	$41,302	20%	20%

Percentage of Revenues by Type:
Subscription	54%	55%	53%	54%
Reservation	41%	40%	42%	42%
Installation and other	5%	5%	5%	4%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$16,050	$13,431	$46,775	$39,254	19%	19%
International	992	750	2,652	2,048	32%	29%
Total	$17,042	$14,181	$49,427	$41,302	20%	20%

Percentage of Revenues by Location:
North America	94%	95%	95%	95%
International	6%	5%	5%	5%
Total	100%	100%	100%	100%

Total revenues increased $2.9 million, or 20%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $8.1 million, or 20%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Subscription revenues increased $1.3 million, or 16%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $4.1 million, or 18%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $1.4 million, or 25%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $3.6 million, or 21%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Reservation revenues increased as a result of the increase in seated diners.

Costs and Expenses

Operations and Support

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Operations and support	$5,077	$4,580	$15,195	$12,925	11%	18%

Headcount (at period end):
North America	74	78	74	78	-5%	-5%
International	25	29	25	29	-14%	-14%
Total	99	107	99	107	-7%	-7%

Our operations and support expenses increased $0.5 million, or 11%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $2.3 million, or 18%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in operations and support expenses was primarily attributable to an increase of $0.2 million for the three months and $1.0 million for the nine months in headcount related costs due to an increase in costs related to our outsourced customer support center, as well as a $0.3 million increase for the three months and $1.1 million for the nine months in restaurant related costs, including depreciation and equipment write-offs, as a result of the increased installed base of restaurants.

Sales and Marketing

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$3,845	$3,755	$11,652	$11,065	2%	5%

Headcount (at period end):
North America	61	51	61	51	20%	20%
International	31	22	31	22	41%	41%
Total	92	73	92	73	26%	26%

Our sales and marketing expenses increased $0.1 million, or 2%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and $0.6 million, or 5%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in sales and marketing expenses for both the three and nine-month periods was primarily attributable to increases in headcount related costs, related to the increase in sales and marketing headcount.

Technology

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Technology	$2,378	$2,467	$7,689	$7,046	-4%	9%

Headcount (at period end):
North America	68	66	68	66	3%	3%
International	0	0	0	0
Total	68	66	68	66	3%	3%

Our technology expenses decreased $0.1 million, or 4%, for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and increased $0.6 million, or 9%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The change in technology expenses for the nine months ended September 30, 2009 was primarily attributable to a $0.4 million increase in headcount related costs, resulting from an increase in technology headcount. We increased our technology headcount to address website and ERB enhancements, internationalization of our solutions and website, and system control enhancements.

General and Administrative

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

General and administrative	$3,379	$3,449	$10,321	$10,005	-2%	3%

Headcount (at period end):
North America	44	39	44	39	13%	13%
International	7	7	7	7	0%	0%
Total	51	46	51	46	11%	11%

Our general and administrative expenses remained relatively constant at $3.4 million for the three months ended September 30, 2009 and 2008, and increased $0.3 million, or 3%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase in the nine months of 2009 was primarily attributable to a $0.4 million increase in bad debt expense.

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Other income, net	$111	$117	$256	$440	-5%	-42%

Other Income, Net

Other Income, Net remained relatively constant at $0.1 million for the three months ended September 30, 2009 and 2008, and decreased $0.2 million, or 42%, for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease is the result of less interest income being earned on cash, cash equivalents and short-term investments in 2009, as a result of lower short-term interest rates in 2009 compared to 2008.

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2009	2008	2009	2008	% Change	% Change
	(Dollars in thousands)

Income tax expense	$1,578	$337	$2,872	$850	368%	238%

Income Taxes

Income tax expense increased $1.2 million for the three months ended September 30, 2009 compared to the three months ended September 30, 2008, and increased $2.0 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Our effective tax rate is expected to be lower in 2009 than 2008 due to our largest permanent difference, non-deductible stock-based compensation, being a smaller percentage of taxable income than experienced in 2008.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2009	2008
	(in thousands)

Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$4,220	$5,514
Depreciation and amortization
North America	3,457	2,896
International	339	252
Total depreciation and amortization	3,796	3,148
Cash flows provided by operating activities	13,242	7,007
Cash flows used in investing activities	(36,355)	(11,170)
Cash flows provided by financing activities	35,442	101

As of September 30, 2009, we had cash and cash equivalents of $18.1 million and short-term investments of $49.3 million.  Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper.  Short-term investments consist of U.S. government agency securities, commercial paper and certificates of deposit.  To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

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

We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of September 30, 2009.  This line of credit expires in July 2010.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $18.1 million at September 30, 2009, which is an increase of $12.6 million from December 31, 2008, due to the receipt of net proceeds in the amount of $35.0 million from our initial public offering in May 2009, offset by purchases of short-term investments. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the nine months ended September 30, 2009, operating activities provided $13.2 million in cash, as a result of net income of $2.0 million, plus $3.8 million in depreciation and amortization, $1.5 million in provision for bad debts and $2.3 million in stock-based compensation. These amounts were offset by a cash usage of $1.8 million as a result of an increased accounts receivable balance.

For the nine months ended September 30, 2008, operating activities provided $7.0 million in cash, as a result of net loss of $0.1 million, offset by $3.1 million in depreciation and amortization and $3.1 million in stock-based compensation. These amounts were offset by a cash usage of $1.3 million as a result of an increased accounts receivable balance.

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

In addition to purchases of property and equipment, we purchased $32.1 million (net of sales) of short-term investments in the nine months ended September 30, 2009 and $5.6 million (net of sales) in the nine months ended September 30, 2008.

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

Off Balance Sheet Arrangements

As of September 30, 2009, we did not have any off balance sheet arrangements.

Other

On September 15, 2009, we announced that we had agreed to acquire substantially all of the assets and certain liabilities of GuestBridge, Inc., a provider of guest management solutions, for approximately $3.0 million in cash. The transaction closed on October 7, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”) in the United States District Court for the Northern District of California, seeking, among other things, a judgment that OpenTable has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company has denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. On October 6, 2009, the Company filed a petition for reexamination with the U.S. Patent and Trademark Office (“PTO”), asking the PTO to reexamine the patent in question and requesting that the claims of the Mount Hamilton patent be cancelled. In addition, on October 21, 2009, the Company filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested reexamination proceeding. Both the petition for reexamination and the motion to stay are pending. While the Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position, neither the outcome of the litigation nor the amount and range of potential damages or exposure associated with the litigation can be assessed with certainty.

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

Our revenues and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•     our ability to accurately forecast revenues and appropriately plan our expenses;

•     the impact of worldwide economic conditions, including the resulting effect on consumer spending;

•     our ability to maintain an adequate rate of growth;

•     our ability to effectively manage our growth;

•     our ability to attract new restaurant customers;

•     our ability to increase the number of visitors to our website and convert those visitors into diners who reserve a table using our website and then dine with our restaurant customers;

•     our ability to retain existing restaurant customers and diners or encourage repeat reservations;

•     our ability to provide a high-quality customer experience through our website and ERB;

•     our ability to successfully enter new markets and manage our international expansion;

•     the impact of fluctuations in currency exchange rates;

•     the effects of increased competition in our business;

•     our ability to keep pace with changes in technology and our competitors;

•     our ability to successfully manage any future acquisitions of businesses, solutions or technologies;

•     the success of our marketing efforts;

•     changes in consumer behavior and any related impact on the restaurant industry, especially in the geographic markets where we operate;

•     seasonal patterns in restaurant dining;

•     interruptions in service and any related impact on our reputation;

•     the attraction and retention of qualified employees and key personnel;

•     our ability to protect our intellectual property, including our proprietary ERB;

•     costs associated with defending intellectual property infringement and other claims;

•     the effects of natural or man-made catastrophic events;

•     the effectiveness of our internal controls; and

•     changes in government regulation affecting our business.

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

Any future international operations may also fail to succeed due to other risks inherent in foreign operations, including:

•     difficulties or delays in acquiring a network of restaurant customers in one or more international markets;

•     different restaurant preferences and dining patterns than those in North America;

•     varied, unfamiliar and unclear legal and regulatory restrictions;

•     unexpected changes in international regulatory requirements and tariffs;

•     legal, political or systemic restrictions on the ability of U.S. companies to market services or otherwise do business in foreign countries;

•     less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites;

•     difficulties in staffing and managing foreign operations;

•     greater difficulty in accounts receivable collection;

•     currency fluctuations;

•     potential adverse tax consequences;

•     lack of infrastructure to adequately conduct electronic commerce transactions; and

•     price controls or other restrictions on foreign currency.

As a result of these obstacles, we may find it impossible or prohibitively expensive to expand internationally or we may be unsuccessful in our attempt to do so, which could harm our business, operating results and financial condition.

We face risks associated with currency exchange rate fluctuations.

For the nine months ended September 30, 2009, we incurred approximately 20% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our website and ERB. The Internet and the online commerce industry are rapidly changing. If competitors introduce new solutions embodying new technologies, or if new industry standards and practices emerge, our existing website, technology and ERB may become obsolete. Our future success will depend on our ability to:

•     enhance our existing solutions;

•     develop and potentially license new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

•     respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

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

Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development, including, for example, our recent acquisition of substantially all of the assets of GuestBridge, Inc., or GuestBridge, a provider of guest management solutions. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, such as the GuestBridge asset acquisition, we may not be able to successfully assimilate and integrate the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders’ ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

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

We believe our future success will depend in large part upon our ability to attract and retain highly skilled managerial, technical, finance, creative and sales and marketing personnel. Moreover, we believe that our future success is highly dependent on the contributions of our named executive officers, as defined under the caption “Management - Executive Compensation” in our Prospectus filed pursuant to Rule 424(b) under the Securities Act with the SEC on September 23, 2009. All of our U.S. officers and other employees are at-will employees, which means they may terminate their employment relationship with us at any time, and their knowledge of our business and industry would be extremely difficult to replace. In addition, the loss of any key employees or the inability to attract or retain qualified personnel could delay the development and introduction of, and harm our ability to sell, our solutions and harm the market’s perception of us. Competition for qualified personnel is particularly intense in the San Francisco Bay Area, where our headquarters are located. Further, our principal overseas operations are based in London and Tokyo, which are cities that, similar to our headquarters region, have high costs of living and consequently high compensation standards. Qualified individuals are in high demand, and we may incur significant costs to attract them. We may be unable to attract and retain suitably qualified individuals who are capable of meeting our growing sales, operational and managerial requirements, or may be required to pay increased compensation in order to do so. If we are unable to attract and retain the qualified personnel we need to succeed, our business will suffer.

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

Outbreaks of pandemic or contagious diseases, such as H1N1 (swine) flu, avian flu and severe acute respiratory syndrome (SARS), may adversely affect our business, operating results and financial condition.

Our business and operations could be materially and adversely affected by the H1N1 (swine) flu, avian flu, severe acute respiratory syndrome, or SARS, or other similar adverse public health development that causes people to refrain, or prevents people, from dining at restaurants. From April 2009, there have been outbreaks of swine flu, caused by H1N1 virus, in many regions of the world, including the United States and other countries in which we operate, which has affected the businesses of certain of our restaurant customers. For example, while it did not have a material effect on our business, in April 2009, all of the restaurants in Mexico City, including our restaurant customers there, were closed for a period of approximately two weeks due to the H1N1 (swine) flu. In addition, in recent years some Asian countries have experienced an outbreak of a highly contagious form of atypical pneumonia now known as SARS, and also encountered incidents of the H5N1 strain of influenza, or avian flu.

The H1N1 (swine) flu and any future outbreak of SARS, avian flu or other similar adverse public health development may, among other things, significantly disrupt our business. Furthermore, a prolonged recurrence of H1N1 (swine) flu, SARS, avian flu or another pandemic disease could result in a significant decline in demand for restaurant dining and materially and adversely affect our financial condition and results of operations by reducing traffic in some or all of the restaurants that use our solutions, reducing the number of reservations made through our website or the websites of our partners or restaurant customers, causing our restaurant customers to go out of business, or causing our restaurant customers to terminate their subscriptions to our solutions or default on their payment obligations to us.

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

Our future net profits are substantially dependent upon the continued use of the Internet as an effective medium of business and communication by our target customers. Internet use may not continue to develop at historical rates, and consumers may not continue to use the Internet and other online services as a medium for commerce. In addition, the Internet may not be accepted as a viable long-term marketplace or resource for a number of reasons, including:

•     actual or perceived lack of security of information or privacy protection;

•     possible disruptions, computer viruses or other damage to Internet servers or to users’ computers; and

•     excessive governmental regulation.

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

Shares of our common stock were sold in our initial public offering in May 2009 at a price of $20.00 per share, and our common stock has subsequently traded as high as $35.50. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

•     our operating performance and the operating performance of similar companies;

•     the overall performance of the equity markets;

•     the number of shares of our common stock publicly owned and available for trading;

•     threatened or actual litigation;

•     changes in laws or regulations relating to our solutions;

•     any major change in our board of directors or management;

•     publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

•     large volumes of sales of our shares of common stock; and

•     general political and economic conditions.

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

As of September 30, 2009, our directors, executive officers and holders of more than 5% of our common stock, together with their affiliates, beneficially owned, in the aggregate, approximately 58% of our outstanding common stock. Moreover, Benchmark Capital Partners IV, L.P., funds affiliated with Impact Venture Partners and FMR, LLC beneficially owned, in the aggregate, approximately 41% of our outstanding common stock as of September 30, 2009. In addition, individual partners of Benchmark and Impact serve on our Board of Directors. As a result, these stockholders, acting together, have the ability to control, or have significant influence over, the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, have the ability to control, or have significant influence over, the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•    delaying, deferring or preventing a change in corporate control;

•     impeding a merger, consolidation, takeover or other business combination involving us; or

•     discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future sales of shares of our common stock by stockholders could depress the price of our common stock.

Approximately 5.8 million shares of our common stock may be sold by stockholders upon the expiration of lock-up agreements in November 2009. In addition, approximately 5.2 million shares of our common stock may be sold by the stockholders upon the expiration of lock-up agreements in December 2009.  If these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-up periods, and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly and could decline below the initial public offering price. In addition, (i) the 2,283,148 shares subject to outstanding options under our equity incentive plans, as of September 30, 2009, and (ii) the 1,358,215 shares reserved for future issuance under our 2009 Equity Incentive Award Plan, as of September 30, 2009, that will become available for issuance under our 2009 Equity Incentive Award Plan, will become eligible for sale in the public market in the future, subject to certain legal and contractual limitations. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

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

Our certificate of incorporation and bylaws contain provisions that could have the effect of delaying or preventing changes in control or changes in our management without the consent of our board of directors. These provisions include:

•     a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

•     no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•     the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•     the ability of our board of directors to determine to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•     a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

•     the requirement that a special meeting of stockholders may be called only by the chairman of the board of directors, the chief executive officer or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•     advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

OPENTABLE, INC.

/s/ MATT ROBERTS

Matt Roberts
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 5, 2009

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