Form 10-Q
period 2010-03-31
OPENTABLE INC
filed 2010-05-05
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of May 4, 2010, 22,745,796 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$21,532,000	$19,807,000
Short-term investments	54,330,000	50,221,000
Accounts receivable, net of allowance for doubtful accounts of $644,000, and $590,000 at March 31, 2010 and December 31, 2009	8,205,000	7,617,000
Prepaid expenses and other current assets	1,652,000	1,301,000
Deferred tax asset	6,024,000	6,024,000
Restricted cash	163,000	172,000

Total current assets	91,906,000	85,142,000

Property and equipment, net	12,767,000	11,516,000
Goodwill	1,805,000	1,805,000
Intangibles, net	918,000	992,000
Deferred tax asset	498,000	498,000
Other assets	336,000	378,000

TOTAL ASSETS	$108,230,000	$100,331,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,641,000	$1,385,000
Accrued expenses	5,281,000	5,827,000
Accrued compensation	3,626,000	2,993,000
Deferred revenue	1,599,000	1,538,000
Dining rewards payable	12,488,000	11,611,000
Total current liabilities	24,635,000	23,354,000

DEFERRED REVENUE - Less current portion	3,497,000	3,572,000

Total liabilities	28,132,000	26,926,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 22,896,858 and 22,652,716 shares issued, 22,686,611 and 22,442,469 shares outstanding at March 31, 2010 and December 31, 2009	2,000	2,000
Additional paid-in capital	131,652,000	127,454,000
Treasury stock, at cost (210,247 shares at March 31, 2010 and December 31, 2009)	(647,000)	(647,000)
Accumulated other comprehensive loss	(157,000)	(128,000)
Accumulated deficit	(50,752,000)	(53,276,000)

Total stockholders’ equity	80,098,000	73,405,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$108,230,000	$100,331,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

REVENUES	$21,251,000	$15,995,000

COSTS AND EXPENSES:
Operations and support	6,002,000	5,106,000
Sales and marketing	4,740,000	3,798,000
Technology	2,720,000	2,712,000
General and administrative	4,023,000	3,547,000

Total costs and expenses	17,485,000	15,163,000

Income from operations	3,766,000	832,000
Other income, net	69,000	55,000

Income before taxes	3,835,000	887,000
Income tax expense	1,311,000	521,000

NET INCOME	$2,524,000	$366,000

Net income per share (See Note 7):
Basic	$0.11	$0.00
Diluted	$0.11	$0.00

Weighted average shares outstanding:
Basic	22,199,000	10,276,000
Diluted	23,537,000	10,276,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

OPERATING ACTIVITIES:
Net income	$2,524,000	$366,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,467,000	1,263,000
Amortization of intangibles	74,000	—
Provision for doubtful accounts	246,000	402,000
Stock-based compensation	1,534,000	959,000
Write-off of property, equipment and software	139,000	200,000
Deferred taxes	—	272,000
Excess tax benefit related to stock compensation	(1,290,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(841,000)	(1,104,000)
Prepaid expenses and other current assets	(89,000)	(129,000)
Accounts payable	2,000	774,000
Accrued expenses	1,305,000	(119,000)
Accrued compensation	652,000	31,000
Deferred revenue	(21,000)	19,000
Dining rewards payable	877,000	760,000

Net cash provided by operating activities	6,579,000	3,694,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(1,981,000)	(1,368,000)
Purchases of investments	(9,367,000)	(700,000)
Sales of investments	5,060,000	4,700,000

Net cash provided by (used in) investing activities	(6,288,000)	2,632,000

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	1,290,000	—
Proceeds from issuance of common stock upon exercise of employee stock options	1,038,000	15,000
Cash overdrafts	(988,000)	—
Proceeds from early exercise of common stock options	—	1,000

Net cash provided by financing activities	1,340,000	16,000

EFFECT OF EXCHANGE RATES ON CASH	94,000	140,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,725,000	6,482,000

CASH AND CASH EQUIVALENTS — Beginning of period	19,807,000	5,528,000

CASH AND CASH EQUIVALENTS — End of period	$21,532,000	$12,010,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$114,000	$411,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable and accrued expenses	$1,146,000	$334,000

Vesting of early exercised stock options	$298,000	$313,000

Accrued offering costs	$—	$792,000

See notes to condensed consolidated financial statements.	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, the “Company”), was formed on October 13, 1998. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, in addition to other products, the Company provides a proprietary Electronic Reservation Book (“ERB”), which combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The OpenTable ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For diners, the Company operates www.opentable.com, a popular restaurant reservation website. The OpenTable website enables diners to find, choose and book tables at restaurants on the OpenTable network in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements include the accounts of OpenTable, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the SEC. The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2010 and December 31, 2009, and the Company’s results of operations and its cash flows for the three months ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to March 31, 2010 or to the three months ended March 31, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

The Company has made a reclassification on its condensed consolidated statement of cash flows for the three months ended March 31, 2009 to conform the presentation of accounts payable and accrued expenses to the current period’s presentation.

Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. These estimates are based on information available as of the date of the financial statements; therefore, actual results could differ from those estimates.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Topic 605—Revenue Recognition (EITF 08-1, Multiple-Deliverable Revenue Arrangements, (amendments to Topic 605, Revenue Recognition)) and Topic 985—Software (EITF 09-3, Certain Arrangements That Include Software Elements, (amendments to Topic 985, Software)). Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of Topic 605—Revenue Recognition and Topic 985—Software on its consolidated financial statements.

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At March 31, 2010:
U.S. government and agency securities	$28,901,000	$7,000	$(4,000)	$28,904,000
Certificates of deposit	25,430,000	2,000	(6,000)	25,426,000
Total	$54,331,000	$9,000	$(10,000)	$54,330,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2009:
Commercial paper	$2,400,000	$—	$—	$2,400,000
U.S. government and agency securities	20,722,000	6,000	(7,000)	20,721,000
Certificates of deposit	27,131,000	7,000	(38,000)	27,100,000
Total	$50,253,000	$13,000	$(45,000)	$50,221,000

As of December 31, 2009, certain investments with a total estimated fair value of $976,000 had maturity dates of greater than one year. As of March 31, 2010, there were no investments that had maturity dates of greater than one year.

Investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities, U.S. government and agency securities and commercial paper. The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposit. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, or other inputs that are observable or can be corroborated by observable market data. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.

In accordance with Topic 820 — Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	March 31, 2010			December 31, 2009
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
Commercial paper	$—	$—	$—	$2,400,000	$2,400,000	$—
U.S. government and agency securities	28,904,000	28,904,000	—	20,721,000	20,721,000	—
Certificates of deposit	25,426,000	—	25,426,000	27,100,000	—	27,100,000
Total short-term investments	$54,330,000	$28,904,000	$25,426,000	$50,221,000	$23,121,000	$27,100,000

The Company chose not to elect the fair value option as prescribed by Topic 825 — Financial Instruments (Statement of Financial Accounting Standards (“SFAS”) No. 159) for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Acquired Intangible Assets

As of March 31, 2010, intangible assets included customer relationships of $597,000 (net of accumulated of amortization of $80,000), developed technology of $312,000 (net of accumulated of amortization of $62,000) and trademarks of $9,000 (net of accumulated of amortization of $6,000). As of December 31, 2009, intangible assets included customer relationships of $637,000 (net of accumulated of amortization of $40,000), developed technology of $344,000 (net of accumulated of amortization of $30,000) and trademarks of $11,000 (net of accumulated of amortization of $4,000). Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to four years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding five years is as follows: 2010 (remainder): $222,000; 2011: $284,000; 2012: $253,000; 2013: $159,000.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through April 2013.  The terms of the lease agreements provide for rental payments on a graduated basis.  The Company recognizes rent expense on a straight-line basis over the lease period.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”). Mount Hamilton seeks damages and injunctive relief. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position. On October 6, 2009, the Company filed a petition for re-examination with the U.S. Patent and Trademark Office (“PTO”), asking the PTO to re-examine the patent in question and requesting that the claims of the Mount Hamilton patent be rejected. In addition, on October 21, 2009, the Company filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested re-examination proceeding. On December 7, 2009, the PTO granted the Company’s petition for re-examination, and in its first non-final office action, rejected all of the claims of the patent at issue. In addition, the district court has stayed all proceedings pending re-examination of the patent, which is currently ongoing. The Company is not currently able to estimate the potential loss, if any, that may result from this claim.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

6. Stockholders’ Equity

Stock-Based Compensation

The Company accounts for stock-based compensation under  Topic 718 — Stock Compensation (SFAS No. 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Under Topic 718 — Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

The Company determined weighted average valuation assumptions as follows:

•                  Volatility—As the Company does not have an extensive trading history for its common stock, the expected stock price volatility for the Company’s common stock was estimated by taking the median historic price volatility for industry peers based on daily price observations over a period equivalent to the expected term of the stock option grants. Industry peers consist of several public companies in the technology industry similar in size, stage of life cycle and financial leverage. The Company did not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity was relatively low.

•                  Expected term—The expected term was estimated using the simplified method allowed under Topic 718 (Securities and Exchange Commission Staff Accounting Bulletin No. 110, Share-Based Payment).

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

The following table summarizes the assumptions relating to the Company’s stock options for the three months ended March 31, 2010:

Three Months Ended,
March 31, 2010
(Unaudited)
Dividend yield	0%
Volatility	52% – 53%
Risk free interest rate	2.75% - 2.93%
Expected term, in years	6.02 – 6.56

The Company granted 759,980 stock options during the three months ended March 31, 2010 and no stock options were granted in the three months ended March 31, 2009. The Company recorded stock-based compensation expense of $1,534,000 and $959,000 for three months ended March 31, 2010 and 2009, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the period ended March 31, 2010, the Company recorded $1,290,000 of excess tax benefits from stock-based compensation.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260 — Earnings per Share (SFAS No. 128, Earnings Per Share). Basic and diluted net income per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. The Company’s weighted average unvested shares subject to repurchase and settle in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method. In addition, prior to the conversion of the Series A and Series B convertible preferred stock into common stock in connection with the Company’s initial public offering, holders of Series A and Series B convertible preferred stock were each entitled to receive annual non-cumulative dividends of $0.10 and $0.69 per share for Series A and B, respectively, payable prior and in preference to holders of common stock. In the event a dividend was paid on common stock, Series A and Series B convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). In May 2009, all of the Company’s outstanding convertible preferred stock converted into common stock in connection with the Company’s initial public offering.

For periods with net income that ended prior to such conversion of Series A and Series B convertible preferred stock, net income per share information is computed by using the two-class method. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed as well as an adjustment to subtract the non-forfeitable right to receive dividends by holders of unvested shares subject to repurchase. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses. Diluted net income per share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stock, the dilutive effect of stock options. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and unvested common shares subject to repurchase.

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 281,000 and 343,000 shares were excluded from the dilutive shares outstanding for the three months ended March 31, 2010 and 2009, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 706,000 and 821,000 were excluded from the dilutive shares outstanding for the three months ended March 31, 2010 and 2009, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months
	Ended March 31,
	2010	2009

Basic net income per common share calculation:
Net income	$2,524,000	$366,000
Less: Undistributed earnings allocated to participating securities	(38,000)	(366,000)
Net income attributable to common shares - basic	2,486,000	—
Basic weighted average common shares outstanding	22,199,000	10,276,000
Basic net income per share	$0.11	$0.00

Diluted net income per common share calculation:
Net income	$2,524,000	$366,000
Less: Undistributed earnings allocated to participating securities	(25,000)	(366,000)
Net income attributable to common shares - diluted	2,499,000	—
Weighted average shares used to compute basic net income per share	22,199,000	10,276,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	234,000	—
Employee stock options	1,104,000	—
Weighted average shares used to compute diluted net income per share	23,537,000	10,276,000
Diluted net income per share	$0.11	$0.00

Correction of Earnings Per Share — Subsequent to the issuance of the Company’s interim financial statements as of March 31, 2009, management of the Company determined that the quarter ended March 31, 2009 basic and diluted net income per share was computed under the if-converted method rather than the required two-class method. In particular, the Company failed to subtract from net income the portion of current year earnings that the preferred stockholders would have been entitled to receive pursuant to their dividend rights had all of the year’s earnings been distributed. Accordingly, corrections have been made herein to the previously reported net income per share amounts for the quarter ended March 31, 2009. Basic and diluted net income per share for the quarter ended March 31, 2009 were previously reported as $0.04 and $0.02, respectively. Using the two-class method, basic and diluted net income per share amounts for quarter ended March 31, 2009 are $0.00 and $0.00, respectively. The corrections in the March 31, 2009 quarterly net income per share calculation did not impact the total net income previously reported for such period. The foregoing corrections are not considered material by the Company.

8. Income Taxes

During the three months ended March 31, 2010, the Company recorded income tax expense of $1.3 million, which resulted in an effective tax rate of 34.2%. During the three months ended March 31, 2009, we recorded income tax expense of $0.5 million, which resulted in an effective tax rate of 58.6%. The expected tax provision derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2010 differed from our recorded income tax provision primarily due to benefits of the recognition of current year state research and development credits offset by compensation expense related to non-deductible share-based payments. The Company’s effective tax rate for the three months ended March 31, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

Topic 740 — Income Taxes (SFAS No. 109) prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of March 31, 2010 and December 31, 2009 were $15.0 million. No significant interest or penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220 — Comprehensive Income (SFAS No. 130, Reporting Comprehensive Income), the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

Accumulated other comprehensive loss of $157,000 as of March 31, 2010 was comprised of $1,000 of unrealized loss on investments and $156,000 of foreign currency translation losses.  Accumulated other comprehensive loss of $128,000 as of December 31, 2009 was comprised of $32,000 of unrealized loss on investments and $96,000 of foreign currency translation losses.

10. Segment Information

The Company operates in one industry—online reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280 — Segment Reporting (SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information). Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The Chief Executive Officer acts as the chief operating decision maker on behalf of both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended March 31, 2010
Revenues—subscription	$9,091,000	$960,000	$10,051,000
Revenues—reservations	9,798,000	239,000	10,037,000
Revenues—installation and other	1,135,000	28,000	1,163,000
Income (loss) from operations	5,293,000	(1,527,000)	3,766,000
Interest income	66,000	—	66,000
Depreciation and amortization expense	1,403,000	138,000	1,541,000
Purchases of property, equipment and software	1,818,000	163,000	1,981,000
Three months ended March 31, 2009
Revenues—subscription	$7,734,000	$655,000	$8,389,000
Revenues—reservations	6,790,000	114,000	6,904,000
Revenues—installation and other	665,000	37,000	702,000
Income (loss) from operations	2,326,000	(1,494,000)	832,000
Interest income	86,000	—	86,000
Depreciation and amortization expense	1,159,000	104,000	1,263,000
Purchases of property, equipment and software	1,318,000	50,000	1,368,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended March 31,
	2010	2009
Revenues:
United States	$18,862,000	$14,402,000
International—all others	2,389,000	1,593,000
Total revenues	$21,251,000	$15,995,000

	As of	As of
	March 31,	December 31,
	2010	2009
Long-lived assets(1):
United States	$11,054,000	$9,872,000
International—all others	2,049,000	2,022,000
Total long-lived assets	$13,103,000	$11,894,000

(1)                                  Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the Securities and Exchange Commission.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended  (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would,” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the SEC. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions include our proprietary ERB for restaurant customers and www.opentable.com, a popular restaurant reservation website for diners. The OpenTable network includes approximately 13,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 150 million diners through OpenTable reservations. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended March 31, 2010 and 2009, our net revenues were $21.3 million and $16.0 million, respectively. For the three months ended March 31, 2010 and 2009, our subscription revenues accounted for 47% and 52% of our total revenues, respectively. For the three months ended March 31, 2010 and 2009, our reservation revenues accounted for 47% and 43% of our total revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended March 31, 2010 and 2009 represented 6% and 5% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our Annual Report on Form 10-K.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our Annual Report on Form 10-K). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

During the three months ended March 31, 2010, we recorded income tax expense of $1.3 million, which resulted in an effective tax rate of 34.2%. During the three months ended March 30, 2009, we recorded income tax expense of $0.5 million, which resulted in an effective tax rate of 58.6%. The expected tax provision derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2010 differed from our recorded income tax provision primarily due to benefits of the recognition of current year state research and development credits offset by compensation expense related to non-deductible share-based payments. Our effective tax rate for the three months ended March 31, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

Factors that impact our income tax provision include, but are not limited to, the compensation expense related to non-deductible share-based payments, recognition of research and development tax benefits and discrete tax benefits arising from the disqualified disposition of certain stock-based compensation awards.

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

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our Annual Report on Form 10-K.

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

	Three Months Ended
	March 31,
	2010	2009 (2)
	(In thousands, except per share amounts)

REVENUES	$21,251	$15,995

COSTS AND EXPENSES:
Operations and support (1)	6,002	5,106
Sales and marketing (1)	4,740	3,798
Technology (1)	2,720	2,712
General and administrative (1)	4,023	3,547

Total costs and expenses	17,485	15,163

Income from operations	3,766	832
Other income, net	69	55

Income before taxes	3,835	887
Income tax expense	1,311	521

NET INCOME	$2,524	$366

Net income per share:
Basic	$0.11	$0.00
Diluted	$0.11	$0.00

Weighted average shares outstanding:
Basic	22,199	10,276
Diluted	23,537	10,276

(1) Stock-based compensation included in above line items:

Operations and support	$187	$86
Sales and marketing	394	223
Technology	283	174
General and administrative	670	476
	$1,534	$959

(2) Certain corrections have been made to previously reported Earnings Per Share amounts for the three months ended March 31, 2009.  See Note 7 of the accompanying notes to our condensed consolidated financial statements.

Other Operational Data:
Installed restaurants (at period end):
North America	11,487	9,548
International	1,642	1,097
Total	13,129	10,645

Seated diners (in thousands):
North America	14,093	9,922
International	408	186
Total	14,501	10,108

Headcount (at period end):
North America	275	245
International	68	55
Total	343	300

Additional Financial Data:
Revenues:
North America	$20,024	$15,189
International	1,227	806
Total	$21,251	$15,995

Income (loss) from operations:
North America	$5,293	$2,326
International	(1,527)	(1,494)
Total	$3,766	$832

Depreciation and amortization:
North America	$1,403	$1,159
International	138	104
Total	$1,541	$1,263

Stock-based compensation:
North America	$1,479	$834
International	55	125
Total	$1,534	$959

	Three Months Ended
	March 31,
	2010	2009
	(as a percentage of revenue)

REVENUES	100%	100%

COSTS AND EXPENSES:
Operations and support	28	32
Sales and marketing	22	24
Technology	13	17
General and administrative	19	22

Total costs and expenses	82	95

Income from operations	18	5
Other income, net	—	—

Income before taxes	18	5
Income tax expense	6	3

NET INCOME	12%	2%

Revenues

	Three Months Ended
	March 31,		Three Month
	2010	2009	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	$10,051	$8,389	20%
Reservation	10,037	6,904	45%
Installation and other	1,163	702	66%
Total	$21,251	$15,995	33%

Percentage of Revenues by Type:
Subscription	47%	52%
Reservation	47%	43%
Installation and other	6%	5%
Total	100%	100%

Revenues by Location:
North America	$20,024	$15,189	32%
International	1,227	806	52%
Total	$21,251	$15,995	33%

Percentage of Revenues by Location:
North America	94%	95%
International	6%	5%
Total	100%	100%

Total revenues increased $5.3 million, or 33%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Subscription revenues increased $1.7 million, or 20%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $3.1 million, or 45%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Reservation revenues increased as a result of the increase in seated diners.

Costs and Expenses

Operations and Support

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

Operations and support	$6,002	$5,106	18%

Headcount (at period end):
North America	83	75	11%
International	28	25	12%
Total	111	100	11%

Our operations and support expenses increased $0.9 million, or 18%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in operations and support expenses was primarily attributable to an increase of $0.4 million in headcount related costs, related to the increase in operations and support headcount, as well as a $0.2 million increase in depreciation and amortization, primarily related to capitalized website and development costs and a $0.2 million increase in referral payments.

Sales and Marketing

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

Sales and marketing	$4,740	$3,798	25%

Headcount (at period end):
North America	77	57	35%
International	32	24	33%
Total	109	81	35%

Our sales and marketing expenses increased $0.9 million, or 25%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase in sales and marketing expenses was primarily attributable to increases in headcount related costs.

Technology

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

Technology	$2,720	$2,712	0%

Headcount (at period end):
North America	69	69	0%
International	0	0
Total	69	69	0%

Our technology expenses remained relatively constant at $2.7 million for the three months ended March 31, 2010 and 2009.

General and Administrative

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

General and administrative	$4,023	$3,547	13%

Headcount (at period end):
North America	46	44	5%
International	8	6	33%
Total	54	50	8%

Our general and administrative expenses increased $0.5 million or 13% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was primarily attributable to a $0.5 million increase in headcount and related costs, related to the increase in general and administrative headcount.

Other Income, Net

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

Other income, net	$69	$55	25%

Other income, net remained relatively constant at $0.1 million for the three months ended March 31, 2010 and 2009.

Income Taxes

	Three Months Ended		Three
	March 31,		Month
	2010	2009	% Change
	(Dollars in thousands)

Income tax expense	$1,311	$521	152%

Income tax expense increased $0.8 million or 152% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Our effective tax rate has decreased in 2010 as compared to 2009 due to our largest permanent difference, non-deductible stock-based compensation, being a smaller percentage of taxable income than experienced in 2009.  The increase in income tax expense reflects the increase in income before taxes.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2010	2009
	(in thousands)

Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$1,981	$1,368
Depreciation and amortization
North America	1,403	1,159
International	138	104
Total depreciation and amortization	1,541	1,263
Cash provided by operating activities	6,579	3,694
Cash provided by (used in) investing activities	(6,288)	2,632
Cash provided by financing activities	1,340	16

As of March 31, 2010, we had cash and cash equivalents of $21.5 million and short-term investments of $54.3 million.  Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper.  Short-term investments consist of U.S. government agency securities and certificates of deposit.  To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation insurance limits, as applicable.  These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets.  To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments.

We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of March 31, 2010.  This line of credit expires in July 2010.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $21.5 million at March 31, 2010, which is an increase of $1.7 million from December 31, 2009. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the three months ended March 31, 2010, operating activities provided $6.6 million in cash, as a result of net income of $2.5 million, plus $1.5 million in depreciation and amortization, $1.5 million in stock-based compensation and a $2.0 million increase in accrued expenses and compensation.

For the three months ended March 31, 2009, operating activities provided $3.7 million in cash, primarily as a result of net income of $0.4 million, depreciation and amortization of $1.3 million and stock-based compensation of $1.0 million.

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

In addition to purchases of property and equipment, we purchased $4.3 million (net of sales) of short-term investments in the three months ended March 31, 2010 and sold $4.0 million (net of purchases) of short-term investments in the three months ended March 31, 2009.

Financing Activities

Our primary financing activities consist of proceeds from the issuance and repurchase of common stock, the excess tax benefit from our stock-based compensation plan plus the repayment of cash overdrafts during the three months ended March 31, 2010.

Off Balance Sheet Arrangements

As of March 31, 2010, we did not have any off balance sheet arrangements.

Contractual Obligations

As of March 31, 2010, there were no significant changes to the Company’s contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper.  Short-term investments consist of U.S. government agency securities and certificates of deposit.  The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton in the United States District Court for the Northern District of California, seeking, among other things, a judgment that OpenTable has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as certain aspects of the OpenTable Dining Rewards Program. We have denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. On October 6, 2009, we filed a petition for re-examination with the U.S. PTO, asking the PTO to re-examine the patent in question and requesting that the claims of the Mount Hamilton patent be cancelled. In addition, on October 21, 2009, we filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested re-examination proceeding.  On December 7, 2009, the PTO granted our petition for re-examination. In addition, the district court has stayed all proceedings pending re-examination of the patent, which is currently ongoing.  While we believe we have substantial and meritorious defenses to these claims and intend to vigorously defend our position, neither the outcome of the re-examination or litigation, nor the amount and range of potential damages or exposure associated with the litigation, can be assessed with certainty.

The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the SEC. The risks described in our 2009 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2010, our directors and executive officers, together with their affiliates, beneficially owned approximately 32% of our outstanding common stock.  Of this 32%, approximately 17% was beneficially owned by Benchmark Capital Partners IV, L.P. and J. William Gurley, an individual partner of Benchmark Capital Partners IV, L.P. who serves on our board of directors.  In addition, as of March 31, 2010, approximately 33% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On May 21, 2009, our registration statement on Form S-1 (File No. 333-157034) was declared effective for our initial public offering.

The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

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

(1)   Filed as Exhibit 3.3 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(2)   Filed as Exhibit 3.5 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ MATTHEW ROBERTS
Matthew Roberts
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: May 5, 2010

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

(1)   Filed as Exhibit 3.3 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

(2)   Filed as Exhibit 3.5 to Amendment No. 4 to Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.