Form 10-Q
period 2010-06-30
OPENTABLE INC
filed 2010-08-05
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of August 2, 2010, 22,860,247 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,419,000	$19,807,000
Short-term investments	51,691,000	50,221,000
Accounts receivable, net of allowance for doubtful accounts of $636,000, and $590,000 at June 30, 2010 and December 31, 2009	8,768,000	7,617,000
Prepaid expenses and other current assets	1,527,000	1,301,000
Deferred tax asset	6,024,000	6,024,000
Restricted cash	163,000	172,000

Total current assets	97,592,000	85,142,000

Property, equipment and software, net	13,139,000	11,516,000
Goodwill	1,805,000	1,805,000
Intangibles, net	845,000	992,000
Deferred tax asset	992,000	498,000
Other assets	432,000	378,000

TOTAL ASSETS	$114,805,000	$100,331,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,084,000	$1,385,000
Accrued expenses	4,136,000	5,827,000
Accrued compensation	3,374,000	2,993,000
Deferred revenue	1,842,000	1,538,000
Dining rewards payable	13,474,000	11,611,000
Total current liabilities	23,910,000	23,354,000

Deferred revenue — non-current	3,157,000	3,572,000
Other long-term liabilities	749,000	—

Total liabilities	27,816,000	26,926,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 23,041,336 and 22,652,716 shares issued, 22,831,089 and 22,442,469 shares outstanding at June 30, 2010 and December 31, 2009	2,000	2,000
Additional paid-in capital	136,045,000	127,454,000
Treasury stock, at cost (210,247 shares at June 30, 2010 and December 31, 2009)	(647,000)	(647,000)
Accumulated other comprehensive loss	(243,000)	(128,000)
Accumulated deficit	(48,168,000)	(53,276,000)

Total stockholders’ equity	86,989,000	73,405,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$114,805,000	$100,331,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

REVENUES	$22,453,000	$16,390,000	$43,704,000	$32,385,000

COSTS AND EXPENSES:
Operations and support	6,324,000	5,012,000	12,326,000	10,118,000
Sales and marketing	5,046,000	4,010,000	9,786,000	7,808,000
Technology	3,020,000	2,599,000	5,740,000	5,311,000
General and administrative	3,879,000	3,395,000	7,902,000	6,942,000

Total costs and expenses	18,269,000	15,016,000	35,754,000	30,179,000

Income from operations	4,184,000	1,374,000	7,950,000	2,206,000
Other income, net	73,000	91,000	142,000	146,000

Income before taxes	4,257,000	1,465,000	8,092,000	2,352,000
Income tax expense	1,673,000	773,000	2,984,000	1,294,000

NET INCOME	$2,584,000	$692,000	$5,108,000	$1,058,000

Net income per share (See Note 7):
Basic	$0.11	$0.04	$0.23	$0.08
Diluted	$0.11	$0.03	$0.21	$0.05

Weighted average shares outstanding:
Basic	22,502,000	15,327,000	22,352,000	12,802,000
Diluted	23,801,000	22,247,000	23,648,000	21,602,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$5,108,000	$1,058,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,023,000	2,537,000
Amortization of intangibles	148,000	—
Provision for doubtful accounts	497,000	1,115,000
Stock-based compensation	3,334,000	1,684,000
Write-off of property, equipment and software	266,000	342,000
Deferred taxes	(494,000)	864,000
Excess tax benefit related to stock compensation	(2,734,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,662,000)	(1,198,000)
Prepaid expenses and other current assets	30,000	(645,000)
Accounts payable	(134,000)	282,000
Accrued expenses	2,573,000	(17,000)
Accrued compensation	415,000	268,000
Deferred revenue	(111,000)	3,000
Other long-term liabilities	749,000	—
Dining rewards payable	1,863,000	1,531,000

Net cash provided by operating activities	12,871,000	7,824,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,983,000)	(2,732,000)
Purchases of investments	(24,926,000)	(33,128,000)
Maturities of investments	23,175,000	7,700,000
Decrease in restricted cash	—	(1,000)

Net cash used in investing activities	(6,734,000)	(28,161,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	2,734,000	—
Proceeds from issuance of common stock upon exercise of employee stock options	1,841,000	36,000
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	35,159,000
Cash overdrafts	(988,000)	—
Proceeds from early exercise of common stock options	—	1,000

Net cash provided by financing activities	3,587,000	35,196,000

EFFECT OF EXCHANGE RATES ON CASH	(112,000)	263,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	9,612,000	15,122,000

CASH AND CASH EQUIVALENTS — Beginning of period	19,807,000	5,528,000

CASH AND CASH EQUIVALENTS — End of period	$29,419,000	$20,650,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$390,000	$772,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$192,000	$277,000

Vesting of early exercised stock options	$595,000	$626,000

Accrued offering costs	$0	$336,000

Conversion of convertible preferred stock to common stock	$0	$21,909,000

See notes to condensed consolidated financial statements.	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc., a Delaware corporation (together with its wholly-owned subsidiaries, the “Company”), was formed on October 13, 1998. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, in addition to other products, the Company provides a proprietary Electronic Reservation Book (“ERB”), which combines proprietary software with computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The OpenTable ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. The Company also provides a web-based product for restaurants called OpenTable Connect (“Connect”). Like the ERB, Connect allows restaurants to take online reservations via the OpenTable website; however, Connect does not provide the operational benefits that the ERB delivers to reservation-intensive restaurants. For diners, the Company operates www.opentable.com, a popular restaurant reservation website. The OpenTable website enables diners to find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the SEC (the “2009 Annual Report”). The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures including notes required by GAAP.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2010 and December 31, 2009, and the Company’s results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to June 30, 2010 or to the three or six months ended June 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

The Company has made a reclassification on its condensed consolidated statement of cash flows for the six months ended June 30, 2009 to conform the presentation of accounts payable and accrued expenses to the current period’s presentation. In addition, proceeds from issuance of common stock upon exercise of employee stock options have been included within a separate line item within financing activities.

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

Effective January 1, 2010, the Company adopted the FASB’s updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At June 30, 2010:
U.S. government and agency securities	$33,843,000	$8,000	$—	$33,851,000
Certificates of deposit	17,842,000	2,000	(4,000)	17,840,000
Total	$51,685,000	$10,000	$(4,000)	$51,691,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2009:
U.S. government and agency securities	$20,722,000	$6,000	$(7,000)	$20,721,000
Certificates of deposit	27,131,000	7,000	(38,000)	27,100,000
Commercial paper	2,400,000	—	—	2,400,000
Total	$50,253,000	$13,000	$(45,000)	$50,221,000

As of December 31, 2009, certain investments with a total estimated fair value of $976,000 had maturity dates of greater than one year. As of June 30, 2010, there were no investments that had maturity dates of greater than one year.

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

In accordance with Topic 820 — Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	June 30, 2010			December 31, 2009
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$33,851,000	$33,851,000	$—	$20,721,000	$20,721,000	$—
Certificates of deposit	17,840,000	—	17,840,000	27,100,000	—	27,100,000
Commercial paper	—	—	—	2,400,000	2,400,000	—
Total short-term investments	$51,691,000	$33,851,000	$17,840,000	$50,221,000	$23,121,000	$27,100,000

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

4. Acquired Intangible Assets

As of June 30, 2010, intangible assets included customer relationships of $558,000 (net of accumulated of amortization of $119,000), developed technology of $281,000 (net of accumulated of amortization of $93,000) and trademarks of $6,000 (net of accumulated of amortization of $9,000). As of December 31, 2009, intangible assets included customer relationships of $637,000 (net of accumulated of amortization of $40,000), developed technology of $344,000 (net of accumulated of amortization of $30,000) and trademarks of $11,000 (net of accumulated of amortization of $4,000). Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to four years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the succeeding four years is as follows: 2010 (remainder): $149,000; 2011: $284,000; 2012: $253,000; 2013: $159,000.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through April 2013. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”) in the United States District Court for the Northern District of California, seeking, among other things, a judgment that the Company has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company has denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. On October 6, 2009, the Company filed a petition for re-examination with the U.S. Patent and Trademark Office (“PTO”), asking the PTO to re-examine the patent in question and requesting that the claims of the Mount Hamilton patent be rejected. In addition, on October 21, 2009, the Company filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested re-examination proceeding. On December 7, 2009, the PTO granted the Company’s petition for re-examination, and in its first non-final office action, rejected all of the claims of the patent at issue. In addition, the district court has stayed all proceedings pending re-examination of the patent, which is currently ongoing. The Company is not currently able to estimate the potential loss, if any, that may result from this claim.

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

•                  Risk-free rate—The risk-free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

•                  Forfeiture rate—The Company estimated the forfeiture rate based on its historical experience with forfeitures. The Company reviews the estimated forfeiture rates each period end and makes changes as factors affecting the forfeiture rate calculations and assumptions change.

•                  Dividend yield—The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, the Company used an expected dividend yield of zero.

The following table summarizes the assumptions relating to the Company’s stock options for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Dividend yield	0%	0%
Volatility	52%	52%-53%
Risk-free interest rate	2.15%-2.95%	2.15%-2.95%
Expected term, in years	5.50-6.08	5.50-6.56

The Company granted 137,450 stock options during the three months ended June 30, 2010 and 897,430 stock options during the six months ended June 30, 2010. No stock options were granted in the three or six months ended June 30, 2009. The Company recorded stock-based compensation expense of $1,800,000 and $725,000 for three months ended June 30, 2010 and 2009, respectively, and $3,334,000 and $1,684,000 for the six months ended June 30, 2010 and 2009, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three and six months ended June 30, 2010, the Company recorded $1,444,000 and $2,734,000, respectively, of excess tax benefits from stock-based compensation and none for the three and six months ended June 30, 2009.

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

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 281,000 and 343,000 shares were excluded from the dilutive shares outstanding for the three months ended June 30, 2010 and 2009, respectively, as the performance criteria had not been met as of the respective dates. 281,000 and 343,000 shares were excluded from the dilutive shares outstanding for the six months ended June 30, 2010 and 2009, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 58,000 and 707,000 were excluded from the dilutive shares outstanding for the three months ended June 30, 2010 and 2009, respectively. Anti-dilutive shares in the amounts of 515,000 and 774,000 were excluded from the dilutive shares outstanding for the six months ended June 30, 2010 and 2009, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Basic net income per common share calculation:
Net income	$2,584,000	$692,000	$5,108,000	$1,058,000
Less: Undistributed earnings allocated to participating securities	(30,000)	(25,000)	(68,000)	(50,000)
Net income attributable to common shares - basic	2,554,000	667,000	5,040,000	1,008,000
Basic weighted average common shares outstanding	22,502,000	15,327,000	22,352,000	12,802,000
Basic net income per share	$0.11	$0.04	$0.23	$0.08

Diluted net income per common share calculation:
Net income	$2,584,000	$692,000	$5,108,000	$1,058,000
Less: Undistributed earnings allocated to participating securities	(20,000)	(13,000)	(45,000)	(23,000)
Net income attributable to common shares - diluted	2,564,000	679,000	5,063,000	1,035,000
Weighted average shares used to compute basic net income per share	22,502,000	15,327,000	22,352,000	12,802,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	180,000	426,000	208,000	466,000
Warrants to purchase convertible preferred stock	—	84,000	—	83,000
Employee stock options	1,119,000	1,368,000	1,088,000	1,192,000
Convertible preferred stock	—	5,042,000	—	7,059,000
Weighted average shares used to compute diluted net income per share	23,801,000	22,247,000	23,648,000	21,602,000
Diluted net income per share	$0.11	$0.03	$0.21	$0.05

Correction of Earnings Per Share — Subsequent to the issuance of the Company’s interim financial statements as of June 30, 2009, management of the Company determined that the quarter ended June 30, 2009 basic and diluted net income per share was computed under the if-converted method rather than the required two-class method. Accordingly, a correction has been made herein to the previously reported basic net income per share amount for the quarter ended June 30, 2009. Basic net income per share for the quarter ended June 30, 2009 was previously reported as $0.05. Using the two-class method, basic net income per share for quarter ended June 30, 2009 is $0.04. The correction in the June 30, 2009 quarterly net income per share calculation did not impact the diluted net income per share amount or total net income previously reported for such period. The foregoing correction is not considered material by the Company.

8. Income Taxes

During the three and six months ended June 30, 2010, the Company recorded income tax expense of $1,673,000 and $2,984,000, respectively, which resulted in an effective tax rate of 39% and 37%, respectively. During the three and six months ended June 30, 2009, the Company recorded income tax expense of $773,000 and $1,294,000, respectively, which resulted in an effective tax rate of 53% and 55%, respectively. The tax provisions and the effective tax rates for the three and six months ended June 30, 2010 differed from those of the same periods ended June 30, 2009, primarily due to the increase in income before taxes  and a reduction in compensation expense related to non-deductible share-based payments in the current year. The expected tax provision derived from applying the federal statutory rate to the Company’s income before taxes for the three and six months ended June 30, 2010 differed from the Company’s recorded income tax provision primarily due to compensation expense related to non-deductible share-based payments offset by the benefits of the recognition of current year state research and development credits. The Company’s effective tax rate for the three and six months ended June 30, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

Topic 740 — Income Taxes (SFAS No. 109) prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of June 30, 2010 and December 31, 2009 were $15,500,000 and $15,000,000, respectively. As of June 30, 2010 and December 31, 2009, the Company recorded $115,000 and $32,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220 — Comprehensive Income (SFAS No. 130, Reporting Comprehensive Income), the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments. Comprehensive income for the three months ended June 30, 2010 and 2009 was $2,498,000 and $897,000, respectively.

Accumulated other comprehensive loss of $243,000 as of June 30, 2010 was comprised of $6,000 of unrealized gain on investments and $249,000 of foreign currency translation losses. Accumulated other comprehensive loss of $128,000 as of December 31, 2009 was comprised of $32,000 of unrealized loss on investments and $96,000 of foreign currency translation losses.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended June 30, 2010
Revenues—subscription	$9,450,000	$1,012,000	$10,462,000
Revenues—reservations	10,468,000	263,000	10,731,000
Revenues—installation and other	1,238,000	22,000	1,260,000
Income (loss) from operations	5,653,000	(1,469,000)	4,184,000
Interest income	72,000	—	72,000
Depreciation and amortization expense	1,495,000	135,000	1,630,000
Purchases of property, equipment and software	2,742,000	260,000	3,002,000
Three months ended June 30, 2009
Revenues—subscription	$7,992,000	$708,000	$8,700,000
Revenues—reservations	6,800,000	128,000	6,928,000
Revenues—installation and other	743,000	19,000	762,000
Income (loss) from operations	2,958,000	(1,584,000)	1,374,000
Interest income	81,000	—	81,000
Depreciation and amortization expense	1,163,000	111,000	1,274,000
Purchases of property, equipment and software	1,275,000	89,000	1,364,000
Six months ended June 30, 2010
Revenues—subscription	$18,541,000	$1,972,000	$20,513,000
Revenues—reservations	20,266,000	502,000	20,768,000
Revenues—installation and other	2,373,000	50,000	2,423,000
Income (loss) from operations	10,946,000	(2,996,000)	7,950,000
Interest income	137,000	—	137,000
Depreciation and amortization expense	2,898,000	273,000	3,171,000
Purchases of property, equipment and software	4,560,000	423,000	4,983,000
Six months ended June 30, 2009
Revenues—subscription	$15,726,000	$1,363,000	$17,089,000
Revenues—reservations	13,590,000	242,000	13,832,000
Revenues—installation and other	1,408,000	56,000	1,464,000
Income (loss) from operations	5,284,000	(3,078,000)	2,206,000
Interest income	167,000	—	167,000
Depreciation and amortization expense	2,322,000	215,000	2,537,000
Purchases of property, equipment and software	2,593,000	139,000	2,732,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
United States	$19,857,000	$14,774,000	$38,720,000	$29,176,000
International—all others	2,596,000	1,616,000	4,984,000	3,209,000
Total revenues	$22,453,000	$16,390,000	$43,704,000	$32,385,000

	As of	As of
	June 30,	December 31,
	2010	2009
Long-lived assets(1):
United States	$11,442,000	$9,872,000
International—all others	2,129,000	2,022,000
Total long-lived assets	$13,571,000	$11,894,000

(1)                                 Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

11. Subsequent Events

On August 2, 2010, the Company entered into an asset purchase agreement, pursuant to which the Company agreed to acquire substantially all of the assets and certain liabilities of Table Maestro, a provider of restaurant telephone reservation services and other dining-related services, for a purchase price of $1.5 million and additional performance-based payments. The consummation of the acquisition is subject to customary closing conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2009 Annual Report.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2009 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions include our proprietary ERB and Connect for restaurant customers and www.opentable.com, a popular restaurant reservation website for diners. The OpenTable network includes approximately 14,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 160 million diners through OpenTable reservations. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a monthly subscription fee for the use of our software and a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended June 30, 2010 and 2009, our net revenues were $22.5 million and $16.4 million, respectively. For the six months ended June 30, 2010 and 2009, our net revenues were $43.7 million and $32.4 million, respectively. For the three months ended June 30, 2010 and 2009, our subscription revenues accounted for 47% and 53% of our total revenues, respectively, and 47% and 53% of total revenue for the six months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2010 and 2009, our reservation revenues accounted for 48% and 42% of our total revenues, respectively, and 48% and 43% of total revenue for the six months ended June 30, 2010 and 2009, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended June 30, 2010 and 2009 represented 6% and 5% of our total revenues, respectively, and 6% and 5% of total revenue for the six months ended June 30, 2010 and 2009, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers; we do not charge any fees to diners. Our revenues include installation fees for our ERB (including training), monthly subscription fees for our ERB and Connect and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our 2009 Annual Report.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and internal use software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2009 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

Income Taxes

We are subject to income tax in the United States as well as other foreign tax jurisdictions in which we conduct business. Earnings from our foreign operations are subject to local jurisdictional income tax and may also be subject to current U.S. income tax.

During the three and six months ended June 30, 2010, we recorded income tax expense of $1.7 million and $3.0 million, respectively, which resulted in an effective tax rate of 39% and 37%, respectively. During the three and six months ended June 30, 2009, we recorded income tax expense of $0.8 million and $1.3 million, respectively, which resulted in an effective tax rate of 53% and 55%, respectively. The tax provisions and the effective tax rates for the three and six months ended June 30, 2010 differed from those of the same periods ended June 30, 2009, primarily due to the increase in income before taxes and a reduction in compensation expense related to non-deductible share-based payments in the current year. The expected tax provision derived from applying the federal statutory rate to our income before taxes for the three and six months ended June 30, 2010 differed from our recorded income tax provision primarily due to compensation expense related to non-deductible share-based payments offset by the benefits of the recognition of current year state research and development credits. Our effective tax rate for the three and six months ended June 30, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

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

There have been no material changes to our critical accounting policies. For further information on our critical and other significant accounting policies, see our 2009 Annual Report.

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•                  Revenue Recognition;

•                  Dining Rewards Loyalty Program;

•                  Website and Software Development Costs;

•                  Income Taxes; and

•                  Stock-Based Compensation.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009 (2)	2010	2009
	(In thousands, except per share amounts)

REVENUES	$22,453	$16,390	$43,704	$32,385

COSTS AND EXPENSES:
Operations and support (1)	6,324	5,012	12,326	10,118
Sales and marketing (1)	5,046	4,010	9,786	7,808
Technology (1)	3,020	2,599	5,740	5,311
General and administrative (1)	3,879	3,395	7,902	6,942

Total costs and expenses	18,269	15,016	35,754	30,179

Income from operations	4,184	1,374	7,950	2,206
Other income, net	73	91	142	146

Income before taxes	4,257	1,465	8,092	2,352
Income tax expense	1,673	773	2,984	1,294

NET INCOME	$2,584	$692	$5,108	$1,058

Net income per share:
Basic	$0.11	$0.04	$0.23	$0.08
Diluted	$0.11	$0.03	$0.21	$0.05

Weighted average shares outstanding:
Basic	22,502	15,327	22,352	12,802
Diluted	23,801	22,247	23,648	21,602

(1) Stock-based compensation included in above line items:

Operations and support	$232	$68	$419	$154
Sales and marketing	471	185	865	408
Technology	360	117	643	291
General and administrative	737	355	1,407	831
	$1,800	$725	$3,334	$1,684

(2) Certain corrections have been made to previously reported Earnings Per Share amounts for the three months ended June 30, 2009. See Note 7 of the accompanying notes to our condensed consolidated financial statements.

Other Operational Data:
Installed restaurants (at period end):
North America	12,250	9,971	12,250	9,971
International	1,878	1,193	1,878	1,193
Total	14,128	11,164	14,128	11,164

Seated diners (in thousands):
North America	15,130	10,071	29,223	19,993
International	463	206	871	392
Total	15,593	10,277	30,094	20,385

Headcount (at period end):
North America	293	252	293	252
International	73	61	73	61
Total	366	313	366	313

Additional Financial Data:
Revenues:
North America	$21,156	$15,535	$41,180	$30,724
International	1,297	855	2,524	1,661
Total	$22,453	$16,390	$43,704	$32,385

Income (loss) from operations:
North America	$5,653	$2,958	$10,946	$5,284
International	(1,469)	(1,584)	(2,996)	(3,078)
Total	$4,184	$1,374	$7,950	$2,206

Depreciation and amortization:
North America	$1,495	$1,163	$2,898	$2,322
International	135	111	273	215
Total	$1,630	$1,274	$3,171	$2,537

Stock-based compensation:
North America	$1,689	$656	$3,168	$1,490
International	111	69	166	194
Total	$1,800	$725	$3,334	$1,684

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	28	31	28	31
Sales and marketing	23	24	22	24
Technology	13	16	13	16
General and administrative	17	21	18	21

Total costs and expenses	81	92	81	92

Income from operations	19	8	19	7
Other income, net	—	1	—	—

Income before taxes	19	9	19	7
Income tax expense	7	5	7	4

NET INCOME	12%	4%	12%	3%

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	$10,462	$8,700	$20,513	$17,089	20%	20%
Reservation	10,731	6,928	20,768	13,832	55%	50%
Installation and other	1,260	762	2,423	1,464	65%	66%
Total	$22,453	$16,390	$43,704	$32,385	37%	35%

Percentage of Revenues by Type:
Subscription	47%	53%	47%	53%
Reservation	48%	42%	48%	43%
Installation and other	6%	5%	6%	5%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$21,156	$15,535	$41,180	$30,724	36%	34%
International	1,297	855	2,524	1,661	52%	52%
Total	$22,453	$16,390	$43,704	$32,385	37%	35%

Percentage of Revenues by Location:
North America	94%	95%	94%	95%
International	6%	5%	6%	5%
Total	100%	100%	100%	100%

Total revenues increased $6.1 million, or 37%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $11.3 million, or 35%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Subscription revenues increased $1.8 million, or 20%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $3.4 million, or 20%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $3.8 million, or 55%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $6.9 million, or 50%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Reservation revenues increased as a result of the increase in seated diners.

Costs and Expenses

Operations and Support

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Operations and support	$6,324	$5,012	$12,326	$10,118	26%	22%

Headcount (at period end):
North America	84	76	84	76	11%	11%
International	33	26	33	26	27%	27%
Total	117	102	117	102	15%	15%

Our operations and support expenses increased $1.3 million, or 26%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $2.2 million, or 22%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in operations and support expenses was primarily attributable to an increase of $0.8 million for the three months and $1.1 million for the six months in headcount related costs, related to the increase in operations and support headcount, as well as a $0.2 million increase for the three months and $0.5 million for the six months in depreciation and amortization, primarily related to capitalized website and software development costs and an increase of $0.2 million for the three months and $0.3 million for the six months in restaurant equipment shipping and depreciation expense, as a result of the increased installed base of restaurants.

Sales and Marketing

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$5,046	$4,010	$9,786	$7,808	26%	25%

Headcount (at period end):
North America	87	59	87	59	47%	47%
International	32	28	32	28	14%	14%
Total	119	87	119	87	37%	37%

Our sales and marketing expenses increased $1.0 million, or 26%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $2.0 million, or 25%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in sales and marketing expenses for both the three and six month periods was primarily attributable to increases in headcount related costs, including stock-based compensation expense.

Technology

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Technology	$3,020	$2,599	$5,740	$5,311	16%	8%

Headcount (at period end):
North America	77	72	77	72	7%	7%
International	0	0	0	0
Total	77	72	77	72	7%	7%

Our technology expenses increased $0.4 million, or 16%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $0.4 million, or 8%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in technology expenses for both the three and six month periods was primarily attributable to increases in headcount related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

General and administrative	$3,879	$3,395	$7,902	$6,942	14%	14%

Headcount (at period end):
North America	45	45	45	45	0%	0%
International	8	7	8	7	14%	14%
Total	53	52	53	52	2%	2%

Our general and administrative expenses increased $0.5 million, or 14%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $1.0 million, or 14%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase in general and administrative expense for both the three and six month periods was primarily attributable to an increase in headcount related costs, including stock-based compensation expense.

Other Income, Net

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Other income, net	$73	$91	$142	$146	-20%	-3%

Other income, net remained relatively constant at $0.1 million for the three and six months ended June 30, 2010 and 2009.

Income Taxes

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change
	(Dollars in thousands)

Income tax expense	$1,673	$773	$2,984	$1,294	116%	131%

Income tax expense increased $0.9 million, or 116%, for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 and $1.7 million, or 131%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Our effective tax rate has decreased in 2010 as compared to 2009 due to our largest permanent difference, non-deductible stock-based compensation, being a smaller percentage of taxable income than experienced in 2009. The increase in income tax expense reflects the increase in income before taxes.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2010	2009
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$4,983	$2,732
Depreciation and amortization
North America	2,898	2,322
International	273	215
Total depreciation and amortization	3,171	2,537
Cash provided by operating activities	12,871	7,824
Cash used in investing activities	(6,734)	(28,161)
Cash provided by financing activities	3,587	35,196

As of June 30, 2010, we had cash and cash equivalents of $29.4 million and short-term investments of $51.7 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. Short-term investments consist of U.S. government agency securities and certificates of deposit. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

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

We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of June 30, 2010. This line of credit expires in July 2011.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financings and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $29.4 million at June 30, 2010, which is an increase of $9.6 million from December 31, 2009. We believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2010, operating activities provided $12.9 million in cash, as a result of net income of $5.1 million, plus $3.2 million in depreciation and amortization expense, $3.3 million in stock-based compensation and a $3.0 million increase in accrued expenses and compensation.

For the six months ended June 30, 2009, operating activities provided $7.8 million in cash, as a result of net income of $1.1 million, plus $2.5 million in depreciation and amortization expense, $1.1 million in provision for doubtful accounts and $1.7 million in stock-based compensation. These amounts were offset by a cash usage of $1.2 million as a result of an increased accounts receivable balance.

Investing Activities

Our primary investing activities have consisted of purchases and maturities of short-term investments and purchases of property, equipment and software. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.

In addition to purchases of property, equipment and software, we purchased $1.8 million (net of maturities) of short-term investments in the six months ended June 30, 2010 and purchased $25.4 million (net of maturities) of short-term investments in the six months ended June 30, 2009.

Financing Activities

Our primary financing activities consist of proceeds from the issuance and repurchase of common stock, the excess tax benefit from our stock-based compensation plan plus the repayment of cash overdrafts during the six months ended June 30, 2010.

Off Balance Sheet Arrangements

As of June 30, 2010, we did not have any off balance sheet arrangements.

Contractual Obligations

As of June 30, 2010, there were no significant changes to our contractual obligations.

Other

On August 2, 2010, we entered into an asset purchase agreement, pursuant to which we agreed to acquire substantially all of the assets and certain liabilities of Table Maestro, a provider of restaurant telephone reservation services and other dining-related services, for a purchase price of $1.5 million and additional performance-based payments. The consummation of the acquisition is subject to customary closing conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against us by Mount Hamilton in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as certain aspects of the OpenTable Dining Rewards Program. We have denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. On October 6, 2009, we filed a petition for re-examination with the PTO, asking the PTO to re-examine the patent in question and requesting that the claims of the Mount Hamilton patent be rejected. In addition, on October 21, 2009, we filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested re-examination proceeding. On December 7, 2009, the PTO granted our petition for re-examination, and in its first non-final office action, rejected all of the claims of the patent at issue. In addition, the district court has stayed all proceedings pending re-examination of the patent, which is currently ongoing. We are not currently able to estimate the potential loss, if any, that may result from this claim.

We are also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that there is no litigation pending that could, individually or in the aggregate, have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2009 Annual Report. The risks described in our 2009 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of June 30, 2010, our directors and executive officers, together with their affiliates, beneficially owned approximately 32% of our outstanding common stock. Of this 32%, approximately 17% was beneficially owned by Benchmark Capital Partners IV, L.P. and J. William Gurley, an individual partner of Benchmark Capital Partners IV, L.P. who serves on our board of directors. In addition, as of June 30, 2010, approximately 33% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits
3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	Third Amendment to Loan and Security Agreement, dated as of July 19, 2010, by and between Comerica Bank and OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

OPENTABLE, INC.

/s/ MATTHEW ROBERTS
Matthew Roberts
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: August 5, 2010

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	Third Amendment to Loan and Security Agreement, dated as of July 19, 2010, by and between Comerica Bank and OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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