Form 10-Q
period 2010-09-30
OPENTABLE INC
filed 2010-11-05
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 2, 2010, 23,015,805 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,278,000	$19,807,000
Short-term investments	13,604,000	50,221,000
Accounts receivable, net of allowance for doubtful accounts of $635,000, and $590,000 at September 30, 2010 and December 31, 2009	9,906,000	7,617,000
Prepaid expenses and other current assets	1,922,000	1,301,000
Deferred tax asset	6,463,000	6,024,000
Restricted cash	171,000	172,000

Total current assets	106,344,000	85,142,000

Property, equipment and software, net	13,757,000	11,516,000
Goodwill	4,537,000	1,805,000
Intangibles, net	1,054,000	992,000
Deferred tax asset	1,787,000	498,000
Other assets	351,000	378,000

TOTAL ASSETS	$127,830,000	$100,331,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,308,000	$1,385,000
Accrued expenses	5,787,000	5,827,000
Accrued compensation	3,838,000	2,993,000
Deferred revenue	1,891,000	1,538,000
Dining rewards payable	14,084,000	11,611,000
Total current liabilities	26,908,000	23,354,000

Deferred revenue — non-current	2,971,000	3,572,000
Other long-term liabilities	2,190,000	—

Total liabilities	32,069,000	26,926,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 23,182,862 and 22,652,716 shares issued, 22,972,615 and 22,442,469 shares outstanding at September 30, 2010 and December 31, 2009	2,000	2,000
Additional paid-in capital	140,844,000	127,454,000
Treasury stock, at cost (210,247 shares at September 30, 2010 and December 31, 2009)	(647,000)	(647,000)
Accumulated other comprehensive loss	(105,000)	(128,000)
Accumulated deficit	(44,333,000)	(53,276,000)

Total stockholders’ equity	95,761,000	73,405,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,830,000	$100,331,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

REVENUES	$24,520,000	$17,042,000	$68,224,000	$49,427,000

COSTS AND EXPENSES:
Operations and support	6,769,000	5,077,000	19,095,000	15,195,000
Sales and marketing	5,185,000	3,845,000	14,971,000	11,652,000
Technology	2,967,000	2,378,000	8,707,000	7,689,000
General and administrative	5,045,000	3,379,000	12,947,000	10,321,000

Total costs and expenses	19,966,000	14,679,000	55,720,000	44,857,000

Income from operations	4,554,000	2,363,000	12,504,000	4,570,000
Other income, net	67,000	111,000	209,000	256,000

Income before taxes	4,621,000	2,474,000	12,713,000	4,826,000
Income tax expense	786,000	1,578,000	3,770,000	2,872,000

NET INCOME	$3,835,000	$896,000	$8,943,000	$1,954,000

Net income per share (See Note 7):
Basic	$0.17	$0.04	$0.39	$0.12
Diluted	$0.16	$0.04	$0.37	$0.09

Weighted average shares outstanding:
Basic	22,706,000	21,640,000	22,471,000	15,791,000
Diluted	24,102,000	23,713,000	23,866,000	22,360,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

OPERATING ACTIVITIES:
Net income	$8,943,000	$1,954,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,653,000	3,796,000
Amortization of intangibles	227,000	—
Provision for doubtful accounts	858,000	1,462,000
Stock-based compensation	5,361,000	2,330,000
Write-off of property, equipment and software	383,000	521,000
Deferred taxes	(1,728,000)	1,968,000
Excess tax benefit related to stock compensation	(4,354,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,087,000)	(1,771,000)
Prepaid expenses and other current assets	(1,000)	(1,129,000)
Accounts payable	(224,000)	42,000
Accrued expenses	5,806,000	1,514,000
Accrued compensation	835,000	305,000
Deferred revenue	(264,000)	(43,000)
Other long-term liabilities	664,000	—
Dining rewards payable	2,473,000	2,293,000

Net cash provided by operating activities	20,545,000	13,242,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(6,737,000)	(4,220,000)
Purchases of investments	(24,926,000)	(48,183,000)
Sales of investments	60,993,000	16,048,000
Acquisition of business	(1,350,000)	—

Net cash provided by (used in) investing activities	27,980,000	(36,355,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	4,354,000	—
Proceeds from issuance of common stock upon exercise of employee stock options	2,626,000	804,000
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	34,638,000
Cash overdrafts	(988,000)	—

Net cash provided by financing activities	5,992,000	35,442,000

EFFECT OF EXCHANGE RATES ON CASH	(46,000)	260,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,471,000	12,589,000

CASH AND CASH EQUIVALENTS — Beginning of period	19,807,000	5,528,000

CASH AND CASH EQUIVALENTS — End of period	$74,278,000	$18,117,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$683,000	$883,000

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$1,526,000	$—

Unpaid portion of acquisition purchase price recorded in accrued expenses	$150,000	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$629,000	$301,000

Vesting of early exercised stock options	$896,000	$935,000

Accrued offering costs	$—	$11,000

Conversion of convertible preferred stock to common stock	$—	$21,909,000

See notes to condensed consolidated financial statements.	(Concluded)

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company’s future financial position, results of operations or cash flows: the ability to maintain an adequate rate of growth; the impact of the current economic climate on its business; the ability to effectively manage its growth; the ability to attract new restaurant customers; the ability to increase the number of visitors to its website and convert those visitors into diners; and the ability to retain existing restaurant customers and diners or encourage repeat reservations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements include the accounts of OpenTable, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition

During the third quarter of 2010, the Company began selling third-party restaurant coupons through its website. The Company earns a commission for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the third-party coupon sale. The liability for redemption and potential income for breakage remain with the third-party restaurants; therefore, the Company does not record redemption or breakage of the coupons. The Company applies a sales allowance for potential coupon refunds.

Acquisition of Table Maestro

In August 2010, the Company acquired substantially all of the assets and certain liabilities of Table Maestro, LLC (“Table Maestro”), a provider of telephone reservation services for a purchase price of $1,500,000 in cash and additional contingent performance-based cash payments valued at $1,526,000. The Company recorded $2,732,000 of goodwill and $289,000 of identifiable intangible assets in connection with the acquisition which is being accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 12, 2010, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed on March 11, 2010 with the SEC (the “2009 Annual Report”). The condensed consolidated balance sheet as of December 31, 2009, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2010 and December 31, 2009, and the Company’s results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. All references to September 30, 2010 or to the three or nine months ended September 30, 2010 and 2009 in the notes to the condensed consolidated financial statements are unaudited.

The Company has made a reclassification on its condensed consolidated statement of cash flows for the nine months ended September 30, 2009 to conform the presentation of accounts payable and accrued expenses to the current period presentation. In addition, proceeds from issuance of common stock upon exercise of employee stock options have been included in a separate line item within financing activities. These reclassifications did not change cash flows from operating activities, financing activities or total cash flows.

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

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Topic 605—Revenue Recognition (EITF 08-1, Multiple-Deliverable Revenue Arrangements, (amendments to Topic 605, Revenue Recognition)) and Topic 985—Software (EITF 09-3, Certain Arrangements That Include Software Elements, (amendments to Topic 985, Software)). Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of Topic 605—Revenue Recognition and Topic 985—Software on its consolidated financial statements.

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

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At September 30, 2010:
U.S. government and agency securities	$5,553,000	$5,000	$—	$5,558,000
Certificates of deposit	_8,047,000	—	(1,000)	8,046,000
Total	$13,600,000	$5,000	$(1,000)	$13,604,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2009:
U.S. government and agency securities	$20,722,000	$6,000	$(7,000)	$20,721,000
Certificates of deposit	27,131,000	7,000	(38,000)	27,100,000
Commercial paper	2,400,000	—	—	2,400,000
Total	$50,253,000	$13,000	$(45,000)	$50,221,000

As of December 31, 2009, certain investments with a total estimated fair value of $976,000 had maturity dates of greater than one year. As of September 30, 2010, there were no investments that had maturity dates of greater than one year.

Investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy when they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities, U.S. government and agency securities and commercial paper. The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposit. The Company classifies items in Level 2 if the investments are valued using observable inputs to quoted market prices, or other inputs that are observable or can be corroborated by observable market data. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	September 30, 2010			December 31, 2009
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$5,558,000	$5,558,000	$—	$20,721,000	$20,721,000	$—
Certificates of deposit	8,046,000	—	8,046,000	27,100,000	—	27,100,000
Commercial paper	—	—	—	2,400,000	2,400,000	—
Total short-term investments	$13,604,000	$5,558,000	$8,046,000	$50,221,000	$23,121,000	$27,100,000

The Company chose not to elect the fair value option as prescribed by Topic 825—Financial Instruments (Statement of Financial Accounting Standards (“SFAS”) No. 159) for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Acquired Intangible Assets

As of September 30, 2010, intangible assets included customer relationships of $684,000 (net of accumulated amortization of $163,000), developed technology of $250,000 (net of accumulated amortization of $125,000) and trademarks of $120,000 (net of accumulated amortization of $13,000). As of December 31, 2009, intangible assets included customer relationships of $637,000 (net of accumulated amortization of $40,000), developed technology of $344,000 (net of accumulated amortization of $30,000) and trademarks of $11,000 (net of accumulated amortization of $4,000). Intangible assets are amortized on a straight-line basis over the estimated useful lives which range from one to four years. Based on the current amount of intangibles subject to amortization, the estimated amortization expense for the remainder of this year and the succeeding four years is as follows: 2010 (remainder): $91,000; 2011: $351,000; 2012: $320,000; 2013: $226,000; 2014: $66,000.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through April 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

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

6. Stockholders’ Equity

Common Stock

On May 21, 2009, the Company completed its initial public offering whereby the Company sold 2,022,684 shares of common stock for a price of $20.00 per share. As part of the offering 1,427,316 shares were also sold by existing stockholders at a price of $20.00 per share. Approximately $5.8 million in offering costs were incurred and have been deducted from additional paid-in capital.

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

Stock-Based Compensation

The Company accounts for stock-based compensation under Topic 718—Stock Compensation (SFAS No. 123R), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Under Topic 718—Stock Compensation, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and nine months ended September 30, 2010 and 2009, respectively:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Volatility	52%	53%	52%-53%	53%
Risk-free interest rate	1.66%-1.68%	2.63%-2.65%	1.66%-2.95%	2.63%-2.65%
Expected term, in years	6.02-6.08	6.02-6.08	5.50-6.56	6.02-6.08

The Company granted 47,780 stock options during the three months ended September 30, 2010 and 945,210 stock options during the nine months ended September 30, 2010. The Company granted 53,487 stock options during the three and nine months ended September 30, 2009. The Company recorded stock-based compensation expense of $2,027,000 and $647,000 for three months ended September 30, 2010 and 2009, respectively, and $5,361,000 and $2,330,000 for the nine months ended September 30, 2010 and 2009, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three and nine months ended September 30, 2010, the Company recorded $1,620,000 and $4,354,000, respectively, of excess tax benefits from stock-based compensation and none for the three and nine months ended September 30, 2009.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260 — Earnings per Share (SFAS No. 128, Earnings Per Share). Basic and diluted net income per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities.

The Company’s weighted average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method.

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 220,000 and 281,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2010 and 2009, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 111,000 and 15,000 were excluded from the dilutive shares outstanding for the three months ended September 30, 2010 and 2009, respectively. Anti-dilutive shares in the amounts of 71,000 and 355,000 were excluded from the dilutive shares outstanding for the nine months ended September 30, 2010 and 2009, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Basic net income per common share calculation:
Net income	$3,835,000	$896,000	$8,943,000	$1,954,000
Less: Undistributed earnings allocated to participating securities	(33,000)	(20,000)	(105,000)	(70,000)
Net income attributable to common shares - basic	3,802,000	876,000	8,838,000	1,884,000
Basic weighted average common shares outstanding	22,706,000	21,640,000	22,471,000	15,791,000
Basic net income per share	$0.17	$0.04	$0.39	$0.12

Diluted net income per common share calculation:
Net income	$3,835,000	$896,000	$8,943,000	$1,954,000
Less: Undistributed earnings allocated to participating securities	(20,000)	(13,000)	(68,000)	(37,000)
Net income attributable to common shares - diluted	3,815,000	883,000	8,875,000	1,917,000
Weighted average shares used to compute basic net income per share	22,706,000	21,640,000	22,471,000	15,791,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	126,000	352,000	181,000	424,000
Warrants to purchase convertible preferred stock	—	86,000	—	84,000
Employee stock options	1,270,000	1,635,000	1,214,000	1,390,000
Convertible preferred stock	—	—	—	4,671,000
Weighted average shares used to compute diluted net income per share	24,102,000	23,713,000	23,866,000	22,360,000
Diluted net income per share	$0.16	$0.04	$0.37	$0.09

8. Income Taxes

During the three and nine months ended September 30, 2010, the Company recorded income tax expense of $786,000 and $3,770,000, respectively, which resulted in an effective tax rate of 17% and 30%, respectively. During the three and nine months ended September 30, 2009, the Company recorded income tax expense of $1,578,000 and $2,872,000, respectively, which resulted in an effective tax rate of 64% and 60%, respectively. The tax provisions and the effective tax rates for the three and nine months ended September 30, 2010 differed from those of the same periods ended September 30, 2009, primarily due to the increase in income before taxes, a reduction in compensation expense related to non-deductible share-

based payments in the current year and the recognition of certain pre-2010 Federal and California research and development tax credit benefits during the three months ended September 30, 2010. The expected tax provision derived from applying the federal statutory rate to the Company’s income before taxes for the three and nine months ended September 30, 2010 differed from the Company’s recorded income tax provision primarily due to compensation expense related to non-deductible share-based payments offset by the benefits of the recognition of current year state research and development credits and the recognition of certain pre-2010 Federal and California research and development tax credit benefits during the three months ended September 30, 2010. The Company’s effective tax rate for the three and nine months ended September 30, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

Topic 740—Income Taxes (SFAS No. 109) prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of September 30, 2010 and December 31, 2009 were $17,400,000 and $15,000,000, respectively. As of September 30, 2010 and December 31, 2009, the Company recorded $173,000 and $32,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220 — Comprehensive Income (SFAS No. 130, Reporting Comprehensive Income), the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments. Comprehensive income for the three months ended September 30, 2010 and 2009 was $3,973,000 and $893,000, respectively.

Accumulated other comprehensive loss of $105,000 as of September 30, 2010 was comprised of $4,000 of unrealized gain on investments and $109,000 of foreign currency translation losses. Accumulated other comprehensive loss of $128,000 as of December 31, 2009 was comprised of $32,000 of unrealized loss on investments and $96,000 of foreign currency translation losses.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended September 30, 2010
Revenues—subscription	$9,868,000	$1,146,000	$11,014,000
Revenues—reservations	11,059,000	323,000	11,382,000
Revenues—installation and other	2,101,000	23,000	2,124,000
Income (loss) from operations	6,646,000	(2,092,000)	4,554,000
Interest income	59,000	—	59,000
Depreciation and amortization expense	1,546,000	163,000	1,709,000
Purchases of property, equipment and software	1,601,000	153,000	1,754,000
Three months ended September 30, 2009
Revenues—subscription	$8,321,000	$820,000	$9,141,000
Revenues—reservations	6,932,000	143,000	7,075,000
Revenues—installation and other	797,000	29,000	826,000
Income (loss) from operations	3,972,000	(1,609,000)	2,363,000
Interest income	100,000	—	100,000
Depreciation and amortization expense	1,138,000	124,000	1,262,000
Purchases of property, equipment and software	1,302,000	185,000	1,487,000
Nine months ended September 30, 2010
Revenues—subscription	$28,409,000	$3,118,000	$31,527,000
Revenues—reservations	31,325,000	825,000	32,150,000
Revenues—installation and other	4,474,000	73,000	4,547,000
Income (loss) from operations	17,592,000	(5,088,000)	12,504,000
Interest income	196,000	—	196,000
Depreciation and amortization expense	4,444,000	436,000	4,880,000
Purchases of property, equipment and software	6,161,000	576,000	6,737,000
Nine months ended September 30, 2009
Revenues—subscription	$24,048,000	$2,182,000	$26,230,000
Revenues—reservations	20,522,000	386,000	20,908,000
Revenues—installation and other	2,205,000	84,000	2,289,000
Income (loss) from operations	9,256,000	(4,686,000)	4,570,000
Interest income	267,000	—	267,000
Depreciation and amortization expense	3,457,000	339,000	3,796,000
Purchases of property, equipment and software	3,896,000	324,000	4,220,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
United States	$21,693,000	$15,162,000	$60,413,000	$44,338,000
International—all others	2,827,000	1,880,000	7,811,000	5,089,000
Total revenues	$24,520,000	$17,042,000	$68,224,000	$49,427,000

	As of	As of
	September 30,	December 31,
	2010	2009
Long-lived assets(1):
United States	$11,915,000	$9,872,000
International—all others	2,193,000	2,022,000
Total long-lived assets	$14,108,000	$11,894,000

(1)                                 Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

11. Subsequent Events

On September 15, 2010, the Company announced that it had agreed to acquire all of the issued and outstanding share capital of toptable.com, a leading restaurant reservation site in the United Kingdom, for approximately $55.0 million in cash. The transaction closed on October 1, 2010.

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions include our proprietary ERB and Connect for restaurant customers and www.opentable.com, a popular restaurant reservation website for diners. The OpenTable network includes approximately 15,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 175 million diners through OpenTable reservations. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a monthly subscription fee for the use of our service and a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended September 30, 2010 and 2009, our net revenues were $24.5 million and $17.0 million, respectively. For the nine months ended September 30, 2010 and 2009, our net revenues were $68.2 million and $49.4 million, respectively. For the three months ended September 30, 2010 and 2009, our subscription revenues accounted for 45% and 54% of our total revenues, respectively, and 46% and 53% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. For the three months ended September 30, 2010 and 2009, our reservation revenues accounted for 46% and 41% of our total revenues, respectively, and 47% and 42% of total revenues for the nine months ended September 30, 2010 and 2009, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended September 30, 2010 and 2009 represented 6% and 6% of our total revenues, respectively, and 6% and 5% of total revenues for the nine months ended September 30, 2010 and 2009, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

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

During the three and nine months ended September 30, 2010, we recorded income tax expense of $0.8 million and $3.8 million, respectively, which resulted in an effective tax rate of 17% and 30%, respectively. During the three and nine months ended September 30, 2009, we recorded income tax expense of $1.6 million and $2.9 million, respectively, which resulted in an effective tax rate of 64% and 60%, respectively. The tax provisions and the effective tax rates for the three and nine months ended September 30, 2010 differed from those of the same periods ended September 30, 2009, primarily due to the increase in income before taxes, a reduction in compensation expense related to non-deductible share-based payments in the current year and the recognition of certain pre-2010 Federal and California research development tax credit benefits during the three months ended September 30, 2010. The expected tax provision derived from applying the federal statutory rate to our income before taxes for the three and nine months ended September 30, 2010 differed from our recorded income tax provision primarily due to compensation expense related to non-deductible share-based payments offset by the benefits of the recognition of current year state research and development credits and the recognition of certain pre-2010 Federal and California research and development tax credit benefits during the three months ended September 30, 2010. Our effective tax rate for the three and nine months ended September 30, 2010 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

REVENUES	$24,520	$17,042	$68,224	$49,427

COSTS AND EXPENSES:
Operations and support (1)	6,769	5,077	19,095	15,195
Sales and marketing (1)	5,185	3,845	14,971	11,652
Technology (1)	2,967	2,378	8,707	7,689
General and administrative (1)	5,045	3,379	12,947	10,321

Total costs and expenses	19,966	14,679	55,720	44,857

Income from operations	4,554	2,363	12,504	4,570
Other income, net	67	111	209	256

Income before taxes	4,621	2,474	12,713	4,826
Income tax expense	786	1,578	3,770	2,872

NET INCOME	$3,835	$896	$8,943	$1,954

Net income per share:
Basic	$0.17	$0.04	$0.39	$0.12
Diluted	$0.16	$0.04	$0.37	$0.09

Weighted average shares outstanding:
Basic	22,706	21,640	22,471	15,791
Diluted	24,102	23,713	23,866	22,360

(1) Stock-based compensation included in above line items:
Operations and support	$229	$79	$648	$232
Sales and marketing	494	180	1,359	588
Technology	416	91	1,059	382
General and administrative	888	297	2,295	1,128
	$2,027	$647	$5,361	$2,330

Other Operational Data:
Installed restaurants (at period end):
North America	13,025	10,338	13,025	10,338
International	2,221	1,337	2,221	1,337
Total	15,246	11,675	15,246	11,675

Seated diners (in thousands):
North America	15,368	10,114	44,591	30,106
International	531	227	1,403	620
Total	15,899	10,341	45,994	30,726

Headcount (at period end):
North America	302	247	302	247
International	74	63	74	63
Total	376	310	376	310

Additional Financial Data:
Revenues:
North America	$23,028	$16,050	$64,208	$46,775
International	1,492	992	4,016	2,652
Total	$24,520	$17,042	$68,224	$49,427

Income (loss) from operations:
North America	$6,646	$3,972	$17,592	$9,256
International	(2,092)	(1,609)	(5,088)	(4,686)
Total	$4,554	$2,363	$12,504	$4,570

Depreciation and amortization:
North America	$1,546	$1,138	$4,444	$3,457
International	163	124	436	339
Total	$1,709	$1,262	$4,880	$3,796

Stock-based compensation:
North America	$1,932	$559	$5,100	$2,049
International	95	88	261	281
Total	$2,027	$647	$5,361	$2,330

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	28	30	28	31
Sales and marketing	21	22	22	24
Technology	12	14	13	15
General and administrative	20	20	19	21

Total costs and expenses	81	86	82	91

Income from operations	19	14	18	9
Other income, net	0	0	0	0

Income before taxes	19	14	18	9
Income tax expense	3	9	5	5

NET INCOME	16%	5%	13%	4%

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Revenues by Type:
Subscription	$11,014	$9,141	$31,527	$26,230	20%	20%
Reservation	11,382	7,075	32,150	20,908	61%	54%
Installation and other	2,124	826	4,547	2,289	157%	99%
Total	$24,520	$17,042	$68,224	$49,427	44%	38%

Percentage of Revenues by Type:
Subscription	45%	54%	46%	53%
Reservation	46%	41%	47%	42%
Installation and other	9%	5%	7%	5%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$23,028	$16,050	$64,208	$46,775	43%	37%
International	1,492	992	4,016	2,652	50%	51%
Total	$24,520	$17,042	$68,224	$49,427	44%	38%

Percentage of Revenues by Location:
North America	94%	94%	94%	95%
International	6%	6%	6%	5%
Total	100%	100%	100%	100%

Total revenues increased $7.5 million, or 44%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $18.8 million, or 38%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Subscription revenues increased $1.9 million, or 20%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $5.3 million, or 20%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $4.3 million, or 61%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $11.2 million, or 54%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Reservation revenues increased as a result of the increase in seated diners. Installation and other revenues increased $1.3 million, or 157%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $2.3 million, or 99%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Installation and other revenues increased primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales.

Costs and Expenses

Operations and Support

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Operations and support	$6,769	$5,077	$19,095	$15,195	33%	26%

Headcount (at period end):
North America	85	74	85	74	15%	15%
International	32	25	32	25	28%	28%
Total	117	99	117	99	18%	18%

Our operations and support expenses increased $1.7 million, or 33%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $3.9 million, or 26%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in operations and support expenses was primarily attributable to an increase of $0.9 million for the three months and $2.1 million for the nine months in headcount related costs, related to the increase in operations and support headcount, as well as a $0.3 million increase for the three months and $0.8 million for the nine months in depreciation and amortization, primarily related to capitalized website and software development costs and an increase of $0.1 million for the three months and $0.4 million for the nine months in restaurant equipment shipping and depreciation expense, as a result of the increased installed base of restaurants.

Sales and Marketing

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Sales and marketing	$5,185	$3,845	$14,971	$11,652	35%	28%

Headcount (at period end):
North America	90	61	90	61	48%	48%
International	33	31	33	31	6%	6%
Total	123	92	123	92	34%	34%

Our sales and marketing expenses increased $1.3 million, or 35%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $3.3 million, or 28%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in sales and marketing expenses for both the three and nine month periods was primarily attributable to increases in headcount related costs, including stock-based compensation expense.

Technology

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Technology	$2,967	$2,378	$8,707	$7,689	25%	13%

Headcount (at period end):
North America	81	68	81	68	19%	19%
International	0	0	0	0
Total	81	68	81	68	19%	19%

Our technology expenses increased $0.6 million, or 25%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $1.0 million, or 13%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in technology expenses for both the three and nine month periods was primarily attributable to increases in headcount related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

General and administrative	$5,045	$3,379	$12,947	$10,321	49%	25%

Headcount (at period end):
North America	46	44	46	44	5%	5%
International	9	7	9	7	29%	29%
Total	55	51	55	51	8%	8%

Our general and administrative expenses increased $1.7 million, or 49%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and $2.6 million, or 25%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase in general and administrative expense for both the three and nine month periods was primarily attributable to an increase in headcount related costs, including stock-based compensation expense plus an increase in expenses related to the acquisitions of Table Maestro, LLC and toptable.com.

Other Income, Net

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Other income, net	$67	$111	$209	$256	-40%	-18%

Other income, net remained relatively constant for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2010	2009	2010	2009	% Change	% Change

	(Dollars in thousands)

Income tax expense	$786	$1,578	$3,770	$2,872	-50%	31%

Income tax expense decreased $0.8 million, or 50%, for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 and increased $0.9 million, or 31%, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Our effective tax rate has decreased in 2010 as compared to 2009 due to a reduction of non-deductible stock-based compensation expense and the recognition of certain pre-2010 Federal and California research and development tax credit benefits during the three months ended September 30, 2010.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2010	2009
	(in thousands)

Condensed Consolidated Statements of
Cash Flows Data:
Purchases of property, equipment and software	6,737	4,220
Depreciation and amortization
North America	4,444	3,457
International	436	339
Total depreciation and amortization	4,880	3,796
Cash provided by operating activities	20,545	13,242
Cash provided by (used in) investing activities	27,980	(36,355)
Cash provided by financing activities	5,992	35,442

As of September 30, 2010, we had cash and cash equivalents of $74.3 million and short-term investments of $13.6 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and commercial paper. Short-term investments consist of U.S. government agency securities and certificates of deposit. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

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

We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of September 30, 2010. This line of credit expires in July 2011.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financings and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $74.3 million at September 30, 2010 and we believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the nine months ended September 30, 2010, operating activities provided $20.5 million in cash, as a result of net income of $9.0 million, plus $4.9 million in depreciation and amortization expense, $5.4 million in stock-based compensation and a $6.8 million increase in accrued expenses and compensation. These amounts were offset by a cash usage of $3.1 million as a result of an increased accounts receivable balance.

For the nine months ended September 30, 2009, operating activities provided $13.2 million in cash, as a result of net income of $2.0 million, plus $3.8 million in depreciation and amortization expense, $1.5 million in provision for doubtful accounts and $2.3 million in stock-based compensation. These amounts were offset by a cash usage of $1.8 million as a result of an increased accounts receivable balance.

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

In addition to purchases of property, equipment and software, we sold $36.1 million (net of purchases) of short-term investments in the nine months ended September 30, 2010 and purchased $32.1 million (net of sales) of short-term investments in the nine months ended September 30, 2009. Also in the nine months ended September 30, 2010, we paid approximately $1.4 million in cash related to the acquisition of Table Maestro, LLC.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock, the excess tax benefit from our stock-based compensation plan plus the repayment of cash overdrafts during the nine months ended September 30, 2010.

Off Balance Sheet Arrangements

As of September 30, 2010, we did not have any off balance sheet arrangements.

Contractual Obligations

As of September 30, 2010, there were no significant changes to our contractual obligations.

Other

On September 15, 2010, we announced that we had agreed to acquire all of the issued and outstanding share capital of toptable.com, a leading restaurant reservation site in the United Kingdom, for approximately $55.0 million in cash. The transaction closed on October 1, 2010.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of September 30, 2010, our directors and executive officers, together with their affiliates, beneficially owned approximately 30% of our outstanding common stock. Of this 30%, approximately 17% was beneficially owned by Benchmark Capital Partners IV, L.P. and J. William Gurley, an individual partner of Benchmark Capital Partners IV, L.P. who serves on our board of directors. In addition, as of September 30, 2010, approximately 32% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

2.1 (1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1 (2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (3)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.2	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.
(3)	Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ MATTHEW ROBERTS

Matthew Roberts
Chief Financial Officer
(Principal Financial Officer and Duly
Authorized Signatory)

Date: November 5, 2010

INDEX TO EXHIBITS

3.1(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(3)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.2	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2010, and incorporated herein by reference.
(2)	Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.
(3)	Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, and incorporated herein by reference.