Form 10-K
period 2010-12-31
OPENTABLE INC
filed 2011-03-09
CIK 1125914

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

None.
(Title of Class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As June 30, 2010 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $681,601,000.

          As of February 28, 2011, the number of shares of the registrant's common stock outstanding was 23,463,894.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement for its 2011 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

  •
  our ability to increase the number of visitors to our websites and convert those visitors into diners who reserve a table using our websites and then dine with our restaurant customers;

  •
  our ability to retain existing restaurant customers and diners or encourage repeat reservations;

  •
  our ability to provide a high-quality customer experience through our websites, Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect;

  •
  our ability to successfully enter new markets and manage our international expansion;

  •
  the impact of fluctuations in currency exchange rates;

  •
  the effects of increased competition in our business;

  •
  our ability to keep pace with changes in technology and our competitors;

  •
  our ability to successfully manage any acquisitions of businesses, solutions or technologies;

  •
  the success of our marketing efforts;

  •
  changes in consumer behavior and any related impact on the restaurant industry, especially in the geographic markets in which we operate;

  •
  seasonal patterns in restaurant dining;

  •
  interruptions in service and any related impact on our reputation;

  •
  the attraction and retention of qualified employees and key personnel;

  •
  our ability to protect our intellectual property, including our proprietary ERB and Connect products;

  •
  costs associated with defending intellectual property infringement and other claims;

  •
  our ability to choose and effectively manage third-party service providers;

  •
  the effects of natural or man-made catastrophic events;

  •
  the effectiveness of our internal controls;

  •
  changes in our tax rates or exposure to additional tax liabilities;

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

ITEM 1.    BUSINESS

Overview

        OpenTable, Inc. (together with its subsidiaries, "OpenTable," the "Company," "our," "we," or "us") was incorporated on October 13, 1998, and is a Delaware corporation. We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. Our solutions for diners include www.opentable.com, our popular restaurant reservation website, as well as a variety of mobile applications. The OpenTable network includes approximately 20,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 200 million diners through OpenTable reservations, and during the three months ended December 31, 2010, we seated an average of approximately 6.5 million diners per month, including diners seated by toptable.com ("toptable"), which we acquired in October 2010. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the twelve months ended December 31, 2010 and 2009, our net revenues were $99.0 million and $68.6 million, respectively. For the twelve months ended December 31, 2010 and 2009, our subscription revenues accounted for 44% and 52% of our total revenues, respectively, our reservation revenues accounted for 48% and 43% of our total revenues, respectively, and our installation and other revenues accounted for 8% and 5% of our total revenues, respectively.

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

        For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based solution that enables participating restaurants to receive reservations from the OpenTable website and mobile applications as well as the websites of our partners and restaurant customers.

        For diners, the OpenTable website enables them to quickly and conveniently find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone. Diners appreciate the convenience of being able to secure a reservation at any time, even when the restaurant is closed, and the time savings of being able to instantly find and reserve available tables without having to call restaurants one by one until they find an available reservation that suits their needs. Online visitors come to the OpenTable website directly, via natural search engine results and via our partners' and restaurant customers' websites. During the twelve months ended December 31, 2010, less than 1% of reservations made through the OpenTable website were attributable to paid-search advertising.

        We initially focused on acquiring a critical mass of local restaurant customers in four metropolitan areas: Chicago, New York, San Francisco and Washington, D.C. These markets have since developed into active, local networks of restaurants and diners that continue to grow. We have applied and continue to apply the same fundamental strategy in developing and penetrating our other markets in the United States, Canada and Mexico. In 2004, we began to selectively expand into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2010 and 2009, were $8.9 million and $3.8 million, respectively, or 9% and 6% of our total revenues, respectively. On October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed $3.0 million to revenues from the date of acquisition through December 31, 2010.

        We measure our business geographically based on two segments: North America and International. Additional information required by this item is incorporated herein by reference to Note 13—"Segment Information" of the Notes to the consolidated financial statements, beginning on page 83 of this Form 10-K.

Restaurant Industry Background

        The commercial restaurant industry is broadly divided into "quick-service" and "full-service" segments. We target our offerings to full-service restaurants that accept reservations. We believe based on our internal estimates that our ERB has a target audience of approximately 35,000 restaurants and Connect has a target audience of approximately 20,000 restaurants in North America. In 2010, we believe these restaurants seated approximately 700 million diners through reservations, though this number may fluctuate annually with economic and other conditions.

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

        Essential to this network is building a critical mass of local, computerized restaurant reservation books. We achieve this by offering to reservation-intensive restaurants software that provides them with important operational benefits, bundling it with computer hardware and installing this solution at the restaurant host stand. For restaurants that primarily serve walk-in diners, we offer a web-based system to fill more seats by offering online reservations through the OpenTable website. We sell our solutions to individual restaurants within a market, typically one by one, via a direct sales force. We believe that we deliver a strong return on investment for our restaurant customers by filling additional seats, streamlining their operations, and improving their quality of service. As a result, we have historically enjoyed high customer satisfaction and retention rates.

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

Benefits of OpenTable to Reservation-Taking Restaurants

        In response to the needs of reservation-taking restaurants, we offer the OpenTable ERB, an integrated solution consisting of proprietary OpenTable software which is installed on a touchscreen computer system and supported by various asset-protection and security tools. For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based service that enables them to receive online reservations. Both offerings provide restaurants with access to diners via the OpenTable website as well as through our mobile applications, our partners' websites and the restaurants' own websites. Participation in the OpenTable network helps restaurants:

  •
  Fill seats that might otherwise remain empty.  We help restaurants fill their seats and minimize "no-shows" by offering the convenience of online reservations directly through the OpenTable website as well as through our mobile applications and indirectly through the websites of our partners and restaurant customers. In addition, restaurants may elect to be featured in OpenTable marketing programs, which drive incremental business to participating restaurants through enhanced website listings or email promotions. Restaurants pay additional fees to OpenTable to participate in these programs.

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

  •
  Market to a targeted audience with measurable results.  The OpenTable website and mobile applications enable diners to find restaurants that can accommodate them, giving restaurants valuable marketing exposure during the diners' decision-making process. Moreover, restaurants pay OpenTable only for those diners whom they ultimately serve, unlike other marketing channels such as magazines, newspapers and online dining guides and directories. Consequently, restaurants know the number of diners acquired through OpenTable and the costs of acquiring each of these diners.

Benefits of OpenTable to Diners

        In response to the needs of diners, we offer the OpenTable website, a destination website for those seeking a convenient way to research restaurants and make reservations. Additionally, we offer mobile applications for a variety of smartphone platforms. Our website and mobile applications enable diners to:

  •
  Find available tables.  Diners can search for reservations by location, date, time and party size and view table availability across a variety of restaurants. Because our website communicates with the thousands of ERB and Connect solutions residing at OpenTable restaurants, reservation search results reflect real-time availability.

  •
  Choose a restaurant.  In response to their searches on the OpenTable website or via our mobile applications, diners are presented with a list of restaurants with available reservations at their desired dining times. Diners may also click on a restaurant listing to view additional information, including restaurant descriptions, photos and menus. While making their restaurant choices, diners using our website may also consult the OpenTable Diners' Choice lists that highlight restaurants that are most highly rated by OpenTable diners, for example, Best Overall, Best Italian, Most Romantic or Good for Groups.

  •
  Book instantly confirmed reservations for free.  When a diner reserves through the OpenTable website or mobile applications, the reservation is instantly recorded in the restaurant's OpenTable solution. Diners can change or cancel reservations online as well as invite guests via email. Diners receive on-screen and email messages confirming their reservation details.

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

  •
  Produce and maintain superior solutions.  We continue to evolve our restaurant solutions based on more than a decade of in-field experience as well as feedback from our installed base of approximately 20,000 restaurant customers. Additionally, we will continue to optimize our website and mobile applications through insights gained from the experience of seating approximately 200 million diners through online reservations.

  •
  Leverage our direct sales force.  Over the last twelve years, we have expended considerable resources to build a direct sales force skilled at selling the benefits of OpenTable to reservation-taking restaurants, which operate in an industry that is highly fragmented. We will continue to leverage our skilled direct sales force to add more restaurants to the network.

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

  •
  Continue to attract diners to our website and mobile applications by offering the best reservation experience.  We believe that providing the best diner reservation experience increases market adoption of our services, builds our brand awareness and drives word-of-mouth referrals to the OpenTable website. We continue to enhance our website for ease of use and augment it with unique, helpful restaurant content. For example, we leverage the collective feedback of OpenTable diners to publish user-generated content that diners use while making restaurant choices. We will continue to evolve the diner reservation experience through usability testing and website analytics.

Expand Internationally

        We intend to augment our growing North American business by selectively expanding into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. We currently have operations in Germany, Japan and the United Kingdom, each supported with a direct sales force and operational staff. We have approximately 6,300 restaurant customers in these markets. In general, our strategy internationally is to replicate the model we have successfully employed in North America. In particular, our initial focus in new international markets is to increase our restaurant customer base, and we believe the localized versions of our solutions will compete favorably against competitive offerings, enabling us to expand our network of computerized reservation books across a broad selection of local restaurants. To accelerate the growth of our business in the United Kingdom, on October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed 3,680 restaurant customers to our business.

Our Products

        We have created a proprietary technology system that connects our ERB, a stand alone client server application located at each restaurant, via the Internet to our central servers which host our website. We have also created Connect, a web-based reservation system that also communicates with our central servers which host our website. The distributed nature of this system design enables us to provide real-time solutions to our restaurant customers and to diners.

Restaurant Software and Hardware and Related Solutions

        The ERB is an integrated solution consisting of proprietary OpenTable software that is installed on a dedicated, touchscreen computer system at the restaurant's host stand and supported by various asset-protection and security tools. The ERB supports reservation management, table and floor management, guest management, marketing and a number of other business processes. This functionality has evolved through nine major software releases over twelve years based on feedback from and experience with thousands of restaurant customers. The software is built on a foundation that supports rapid translation into local languages.

        We provide on-site installation, training and, as part of our monthly subscription fee, around-the-clock customer support for the ERB. We monitor Internet connectivity to the ERB, alerting restaurants when they are offline and working with them to resolve any problems we detect. We also provide data protection services, including managing firewalls and virus scanning software on all computers on our network to protect restaurants from harmful intrusions and performing nightly backups of each restaurant's database to prevent data loss in the event of a hardware failure. Our restaurant customers also receive a hardware replacement, populated with the restaurant's backed-up data, in the event of a computer failure, and software upgrades and updates, which are deployed automatically via the Internet to each ERB, requiring minimal interference with the restaurant's operations.

        We also offer Connect, a web-based service that enables restaurants to accept online reservations from the OpenTable network as well as through our mobile applications and from the restaurants' own websites. Our restaurant customers log in to Connect to specify available tables by time and party size. New reservations may be conveyed to the restaurant via email, SMS text message and the restaurant's Connect account.

OpenTable Website

        We design, build and operate the OpenTable website in North America and the United Kingdom as well as websites localized for Germany and Japan. Our system is a real-time reservation system with a patent pending on our high-speed inventory tracking and search technology. The OpenTable website maintains around-the-clock communications with restaurants on our online reservation network. As a result, any change made at the restaurant to the table inventory that affects the OpenTable website is updated on the website in real time, and diners using the website get current inventory information on every search request, typically within a few seconds.

Mobile Solutions

        We also offer a version of the OpenTable website optimized for use on mobile devices as well as free mobile applications for use on Android, Blackberry, iPad, iPhone, Nokia, Palm webOS, and Windows Phone smartphones. These mobile applications leverage the OpenTable network to enable diners on-the-go to view real-time table availability at restaurants in their vicinity and book free, confirmed reservations. To date, more than 7,000,000 diners have been seated through reservations booked via OpenTable mobile applications.

Restaurant Marketing Products

        We offer our restaurant customers additional services to help fill more seats in their dining rooms. Our POP program lets restaurants offer diners bonus Dining Reward Points for reservations at select times. Participating restaurants pay a premium per-seated-diner fee for POP reservations. For restaurants with banquet spaces, we offer premium listings on our Private Dining directories. Additionally, restaurants may participate in our Spotlight program, in which we promote discounted dining coupons from local restaurants for sale to OpenTable diners. OpenTable shares revenue from coupon sales with the participating restaurant.

toptable.com

        In October 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom. As a result of the acquisition, we now operate the toptable website in the United Kingdom and various other international locations. In addition, we offer a version of the toptable website optimized for use on mobile devices as well as a free mobile application for use on the iPhone.

Table Maestro

        In August 2010, we acquired Table Maestro, a South Carolina based company that operates a telephone reservation management service for restaurants. Table Maestro provides restaurants with a lower-cost alternative to dedicated, in-house reservationists.

OTRestaurant.com—Our Website for Restaurant Customers

        We design, build and operate the OTRestaurant website, which serves as an information and services portal for OpenTable restaurant customers. The website provides restaurant customers with secure access to client-specific materials including detailed online reservation reports, online invoicing and feedback forms from recent diners. In addition, a restaurant can visit the OTRestaurant website to learn about upcoming OpenTable promotions, submit date-specific information such as Valentine's Day menus and update the profile information displayed on the OpenTable website such as restaurant description and hours of operation. The OTRestaurant website serves as a two-way communication channel between us and our restaurant customers, which ultimately improves the support we provide and drives increased operational efficiencies.

Sales and Marketing

Sales and Marketing to Restaurants

        We employ a direct sales force of regional account executives and sales representatives as well as a team of inside sales representatives. Our sales and marketing efforts focus on identifying qualified sales leads, communicating the benefits of computerizing the restaurant reservation book and filling seats through online reservations. Our marketing activities include lead generation, direct marketing, public relations and participation in trade shows and conferences.

Marketing to Diners

        We generally benefit from significant word-of-mouth referrals and natural-search traffic to the OpenTable website. We encourage repeat usage through our points-based loyalty program, OpenTable Dining Rewards, which allows diners to earn Dining Points when they make and honor OpenTable reservations. We also optimize our website to improve our positioning in natural search engine results. To date, we have found limited value in print, broadcast, online or paid-search advertising, and, as a result, we do not purchase a material amount of marketing from those channels.

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

Customer Support

        One of the reasons we enjoy high satisfaction among our restaurant customers is the quality of the support we provide. This support includes the following:

  •
  Implementation Services for Restaurants.  Once the customer agreement is signed, we contact the restaurant to begin the implementation process, including system installation and training. First, we conduct a site survey to gather restaurant-specific information such as table layouts, restaurant capacity, hours of operation, network and Internet connectivity requirements, and other information necessary to properly set up the OpenTable system. During a typical ERB installation, we load the software onto OpenTable hardware, establish proper network connectivity, configure the system to a restaurant's specific needs, and train restaurant staff on the new process. For Connect implementations, a personal visit to the restaurant is not needed because the product and network configuration is simpler. A customer uses his or her own computer and Internet connection. The site survey, training and other implementation activities are conducted over the telephone.

  •
  Ongoing Restaurant Relationship Management.  We work with our restaurant customers to ensure that the restaurant realizes the full value of the system. For example, we assist restaurants in adjusting their reservation books to maximize capacity utilization, enabling a restaurant's own website to take online reservations, tracking guest preferences and marketing to their diners.

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

Data Centers and Network Access

        Our primary data center is hosted by a leading provider of hosting services in Santa Clara, California. We maintain a second data center in New Jersey for disaster recovery. Backup systems in the second data center can be brought online in the event of a failure in the primary data center. We also operate a data center in London for toptable.

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

Development

        We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the restaurant table management and reservation market. As of December 31, 2010, our technical group consisted of 96 employees, who are focused on new feature development for existing solutions and the design of new solutions. We also outsource a portion of our software development to a third-party service provider located in India. Additionally, our mobile website and application development efforts are partially outsourced to third-party mobile development firms. For the twelve month periods ended December 31, 2010, 2009, and 2008, technology expenses totaled $12.3 million, $10.0 million and $9.5 million, respectively.

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

        We have one issued patent which expires in 2020 and six patent applications pending in the United States. We have one patent application pending in India. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

        Our registered trademarks in the United States, Japan, Switzerland and the European Union include "OpenTable" and the OpenTable logo. "OpenTable" is also registered in Canada, China, Mexico and Australia. "OpenTable.com" is also registered in the European Union. "toptable" is registered in the United Kingdom. We have filed other trademark applications in the United States and certain other countries.

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

        With Connect, we face competition from other companies that enable restaurants to allocate tables for online booking.

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

        Our restaurant marketing products compete with other online discounting and group buying services as well as traditional restaurant marketing opportunities.

Competition for Diners

        Our primary competitor for diners making reservations is the phone. The phone enjoys two inherent advantages over online reservations. First, every restaurant and diner has a phone. Second, making reservations by phone is a familiar, ingrained experience for diners.

        In order to compete effectively with the phone, the OpenTable website must offer diners a critical mass of restaurants from which to choose and access to reservation inventory comparable to that available by phone. When combined with the growing number of restaurant customers, the OpenTable online reservation network achieves these requirements by communicating directly and in real time with the OpenTable solution at each restaurant. Additionally, we offer diners all the conveniences and time savings associated with booking reservations online, including the ability to: book reservations around-the-clock, even when restaurants are closed; find available tables in real time across a selection of local restaurants; receive immediate confirmation of the reservation via email; change or cancel reservations online; and earn Dining Reward Points, redeemable for Dining Checks accepted by our restaurant customers.

        Secondary competition comes from allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory. Participating restaurants identify specific reservations, generally at non-peak and unpopular times, which can be offered for booking via these allocation sites. Unlike OpenTable reservations which are immediately recorded in the ERB residing at the restaurant host stand, these allocation reservations are communicated to the restaurant by traditional phone and fax systems, email or web-based accounts that restaurants can check to access reservation requests. These methods are cumbersome for restaurants that process a large number of reservations because of the operational challenges associated with managing separate systems for online and phone-based bookings. We believe the limitations associated with allocation-based websites make them best suited for restaurants with lower reservation volumes or for use as supplemental services to fill tables at off-peak times. As a result, services that are entirely allocation-based are unlikely to provide diners with the breadth of restaurant selection and prime-time table inventory necessary to attract a large base of users.

Employees

        As of December 31, 2010, we had 493 full-time equivalent employees including 166 in operations and support, 160 in sales and marketing, 96 in technology and 71 in general and administrative functions. None of our employees are covered by collective bargaining agreements.

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

        We were formed in October 1998 and have a limited operating history. As a result, it is difficult to accurately forecast our revenues and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues from restaurants. Restaurants that use our Electronic Reservation Book, or ERB, pay us an installation fee, a monthly subscription fee and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new restaurant customers and of diners seated through OpenTable reservations. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected.

The impact of worldwide economic conditions, including the resulting effect on consumer spending, may adversely affect our business, operating results and financial condition.

        Our performance is subject to worldwide economic conditions and their impact on levels of consumer spending. Some of the factors having an impact on discretionary consumer spending include general economic conditions, unemployment, consumer debt, reductions in net worth, residential real estate and mortgage markets, taxation, energy prices, interest rates, consumer confidence and other macroeconomic factors. Consumer purchases of discretionary items generally decline during recessionary periods and other periods in which disposable income is adversely affected. Because spending for restaurant dining is generally considered to be discretionary, declines in consumer spending may have a more negative effect on our business than on those businesses that sell products or services considered to be necessities. In particular, a significant majority of our restaurant customers are fine-dining restaurants which have been particularly affected by economic downturns.

        Unfavorable changes in the above factors or in other business and economic conditions affecting our restaurant customers and diners could result in reduced traffic in some or all of the restaurants that use our solutions, result in fewer reservations made through our website or the websites of our partners or restaurant customers and lower our profit margins, cause our restaurant customers to go out of business, cause our restaurant customers to terminate their subscriptions to our solutions or default on their payment obligations to us and have a material adverse effect on our financial condition and operating results.

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

  •
  our ability to increase the number of visitors to our websites and convert those visitors into diners who reserve a table using our websites and then dine with our restaurant customers;

  •
  our ability to retain existing restaurant customers and diners or encourage repeat reservations;

  •
  our ability to provide a high-quality customer experience through our websites, ERB and Connect;

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

  •
  our ability to protect our intellectual property, including our proprietary ERB and Connect products;

  •
  costs associated with defending intellectual property infringement and other claims;

  •
  our ability to choose and effectively manage third-party service providers;

  •
  the effects of natural or man-made catastrophic events;

  •
  the effectiveness of our internal controls;

  •
  changes in our tax rates or exposure to additional tax liabilities; and

  •
  changes in government regulation affecting our business.

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

        Our revenues have grown rapidly, increasing from $55.8 million in 2008, to $68.6 million in 2009, to $99.0 million in 2010 representing a compound annual growth rate of 33%. We do not expect to sustain our recent growth rate in future periods, and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our net income will be adversely affected, and we may not have adequate resources to execute our business strategy.

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

        In the twelve months ended December 31, 2010, almost all of our revenues were generated by our restaurant customers. Restaurants that use our ERB pay us a one-time installation fee, a monthly subscription fee for the use of our hardware and software, and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our growth depends in large part on increasing the number of our restaurant customers, increasing the number of visitors to our website and then converting those visitors into diners who use our website to make restaurant reservations. Either category of customers may decide not to continue to use our solutions in favor of other means of reserving tables or because of budgetary constraints or other reasons.

        To grow our base of restaurant customers, we must convince prospective restaurant customers of the benefits of our ERB, Connect and related solutions and encourage them to forego the traditional pen-and-paper reservation book to which they are likely accustomed. Due to the fragmented nature of the restaurant industry, many prospective restaurant customers may not be familiar with our solutions and will generally favor using more traditional methods of taking reservations.

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

        A critical component of our strategy is providing a high-quality customer experience for both restaurants and diners. Accordingly, the effective performance, reliability and availability of our ERB, Connect, websites and network infrastructure are critical to our reputation and our ability to attract and retain customers. In order to provide a high-quality customer experience, we have invested and will continue to invest substantial resources in our ERB, Connect, website development and functionality and customer service operations. If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose restaurants and diners from our network, which could significantly decrease the value of our solutions to both groups. Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website.

We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition.

        In 2004, we established our European headquarters in London and expanded our North American presence in Canada. In 2006, we opened an office in Tokyo and further expanded our North American presence in Mexico. In 2007, we expanded our European presence with offices in France, Germany and Spain. In 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future and competitive environments with which we are unfamiliar. Our international operations may not prove to be successful in certain markets. For example, in 2008, we decided to close our offices in France and Spain. In addition, we have incurred and expect to continue to incur significant expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets, and we must invest significant resources in order to build a direct sales force and operational infrastructure in such markets. Furthermore, in many international markets we are not the first entrant and there exists greater competition with stronger brand names than we have faced in North American markets. Our ability to expand internationally will also be limited by the demand for our solutions and the adoption of the Internet in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

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

        For the twelve months ended December 31, 2010, we incurred approximately 23% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

The markets for our solutions may become more competitive, and there can be no certainty that we will maintain our current restaurant customers and diners or attract new restaurants and diners or that our operating margins will not be affected by competition.

        We expect that the competitive environment for our solutions may become more intense as additional companies enter our markets. Currently, our primary competitors are the pen-and-paper reservation book used by most restaurants and the phone used by diners. Secondary competitors include companies who provide computerized reservation management systems with a variety of technologies, as well as allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory. These secondary competitors may enhance their technologies to be more competitive, and additional competitors may enter our North America and international markets. Any new competitors could have greater name recognition among restaurants and diners and greater financial, technical and marketing resources. In both North America and international markets, greater financial resources and product development capabilities may allow competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our solutions obsolete. These competitors could introduce new solutions with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. If we lose existing restaurant customers and diners or fail to attract new restaurants and diners as a result of increased competition, our business, operating results and financial condition could be adversely affected.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our solutions to our customers.

        To remain competitive, we must continue to enhance and improve the functionality and features of our websites, ERB and Connect. The Internet and the online commerce industry are rapidly changing. If competitors introduce new solutions embodying new technologies, or if new industry standards and practices emerge, our existing websites, technology, ERB and Connect may become obsolete. Our future success will depend on our ability to:

  •
  enhance our existing solutions;

  •
  develop and potentially license new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        Developing our ERB, Connect, websites and other technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our websites, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website functionality that allows searches and displays of reservation availability is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective or in relation to the search and display functionality of our competitors' websites. If we face material delays in introducing new or enhanced solutions, our customers may forego the use of our solutions in favor of those of our competitors.

Acquisitions could disrupt our business and harm our financial condition and operating results.

        Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development, including, for example, our acquisition in October 2010 of toptable, a leading restaurant reservation site in the United Kingdom.

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

        A significant component of our business strategy is the promotion of our websites, ERB and Connect. We believe that the attractiveness of our solutions to our current and potential customers, both restaurants and diners, will increase as new restaurants provide additional restaurant listings and diners increasingly use our website to conduct searches and make restaurant reservations. This is because an increase in the number of restaurant listings and the number of diners searching those listings increases the utility of our website and its associated search, listing and reservation services. If we do not continue to grow the use of our website, ERB and Connect, we may fail to build the critical mass of both restaurant customers and diners required to substantially increase our revenues.

        While our marketing efforts do not currently involve significant expenditures, in the future we may find it necessary to invest more heavily in direct marketing or online or traditional advertising. If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

System interruptions that impair access to our websites would damage our reputation and brand and substantially harm our business and operating results.

        The satisfactory performance, reliability and availability of our ERB, Connect, websites and network infrastructure are critical to our reputation, our ability to attract and retain both restaurant customers and diners and our ability to maintain adequate customer service levels. Any systems interruption that results in the unavailability of our websites or any restaurant connected to our websites could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our websites or at our restaurant customer locations) for a variety of reasons, including network failures, power failures, software errors or an overwhelming number of visitors trying to reach our websites during periods of strong demand. In addition, our primary data center is hosted by a third-party. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

        We have registered "OpenTable" and our other trademarks as trademarks in the United States and in certain other countries. We have also registered "toptable" in the United Kingdom. Competitors may adopt service names similar to ours, thereby impeding our ability to build brand identity and possibly leading to customer confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the term OpenTable or our other trademarks. From time to time, we have acquired Internet domain names held by others when such names were causing consumer confusion or had the potential to cause consumer confusion.

        We currently hold the "OpenTable.com" and "toptable.com" Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell solutions in that country. Either result could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name OpenTable in all of the countries in which we currently conduct or intend to conduct business.

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

We rely on third parties for many systems and services.

        We rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology and other services. If these third parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in choosing high quality partners or we ineffectively manage these partners, it could have an adverse impact on our business and financial performance.

Our business could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

        A portion of traffic to our websites comes from non-paid search results that appear on search engines such as Google and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the algorithmic placement of links to our websites can be negatively affected. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites, our business and financial performance would be adversely affected. In addition, to the extent Google, Bing or other leading search or meta-search engines disintermediate restaurant reservation or restaurant content providers by offering comprehensive restaurant reservation capabilities, or refer those leads to other favored partners, there could be a material adverse impact on our business and financial performance.

Confidentiality agreements with employees and others may not adequately prevent disclosure of trade secrets and other proprietary information.

        We have devoted substantial resources to the development of our proprietary technology, including the proprietary software component of our ERB, Connect, and related processes. In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our employees, licensees, independent contractors and other advisors. These agreements may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

Our failure to protect the confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and operating results.

        Our security measures or those of our third-party service providers may not detect or prevent security breaches that could harm our business. For example, some of our restaurant customers currently require that diners enter their credit card information to hold a reservation. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. Any such compromise of our security could damage our reputation and brand, result in a violation of applicable privacy and other laws, and expose us to a risk of loss or litigation and possible liability which would substantially harm our business and operating results. We may need to expend significant resources to protect against security breaches or to address problems caused by breaches. In addition, a party that is able to circumvent our security measures or those of our third-party service providers could misappropriate proprietary information, cause interruption in our operations, damage our computers or those of our users, or otherwise damage our reputation and business.

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

Any condition that causes people to refrain, or prevents people, from dining at restaurants, such as severe weather, outbreaks of pandemic or contagious diseases, or threats of terrorist attacks may adversely affect our business, operating results and financial condition.

        Our business and operations could be materially and adversely affected by severe weather or outbreaks of pandemic or contagious diseases or other conditions that cause people to refrain, or prevent people, from dining at restaurants. For example, many of our restaurant customers are located in major metropolitan areas such as New York City and San Francisco. Severe weather conditions or natural disasters in those areas, such as blizzards, earthquakes or hurricanes, may prevent people from dining at restaurants and adversely affect our business.

        In addition, outbreaks of pandemic or contagious diseases may cause people to refrain from dining at restaurants. For example, from April 2009, there have been outbreaks of swine flu, caused by the H1N1 virus, in many regions of the world, including the United States and other countries in which we operate, which has affected the businesses of certain of our restaurant customers. While it did not have a material effect on our business, in April 2009, all of the restaurants in Mexico City, including our restaurant customers there, were closed for a period of approximately two weeks due to the H1N1 (swine) flu.

        Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns in general or dining patterns in particular, or affect our restaurant customers due to security measures.

        A prolonged recurrence of the above factors or in other business and economic conditions affecting our restaurant customers could result in a significant decline in demand for restaurant dining and materially and adversely affect our financial condition and results of operations by reducing traffic in some or all of the restaurants that use our solutions, reducing the number of reservations made through our websites or the websites of our partners or restaurant customers, causing our restaurant customers to go out of business, or causing our restaurant customers to terminate their subscriptions to our solutions or default on their payment obligations to us.

Changes in our tax rates or exposure to additional tax liabilities could adversely affect our earnings and financial condition.

        As a multinational corporation, we are subject to income taxes in the United States and various foreign jurisdictions. Significant judgment is required in determining our global provision for income taxes and other tax liabilities. In the ordinary course of a global business, there are intercompany transactions and calculations where the ultimate tax determination is uncertain. Our income tax returns are routinely subject to audits by tax authorities. Although we regularly assess the likelihood of adverse outcomes resulting from these examinations to determine our tax estimates, a final determination of tax audits or tax disputes could have an adverse effect on our results of operations and financial condition.

        We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property and goods and services taxes in the United States and various foreign jurisdictions. We are routinely under audit by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our results of operations and financial condition.

        In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, changes in our legal structure or changes in tax laws or their interpretation. Such changes could have a material adverse impact on our financial results.

As a public company, we incur significant increased costs which may adversely affect our operating results and financial condition.

        As a public company, we incur significant accounting, legal and other expenses that we did not incur as a private company, including costs associated with our public company reporting requirements. We have also incurred, and anticipate that we will continue to incur, costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and The Nasdaq Stock Market. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

        New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and by The Nasdaq Stock Market, would likely result in increased costs to us as we respond to their requirements. We are investing resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities.

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

        An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in May 2009 at a price of $20.00 per share, our closing stock price has ranged from $24.66 to $94.95. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

        As of December 31, 2010, our directors and executive officers, together with their affiliates, beneficially owned approximately 17.26% of our outstanding common stock. Of this 17.26%, approximately 8.18% was beneficially owned by Benchmark Capital Partners IV, L.P. and J. William Gurley, an individual partner of Benchmark Capital Partners IV, L.P. who serves on our board of directors. In addition, as of December 31, 2010, approximately 14.62% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in San Francisco, California, in a 34,236 square-foot facility, under a lease expiring on April 30, 2013. We also have regional offices in Chicago, Illinois; New York, New York; Frankfurt, Germany; London, England; Mexico City, Mexico; and Tokyo, Japan.

ITEM 3.    LEGAL PROCEEDINGS

        On May 12, 2009, a patent infringement lawsuit was filed against us by Mount Hamilton Partners, LLC ("Mount Hamilton") in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. If an injunction is granted, it could force us to stop or alter certain of our business activities, such as certain aspects of the OpenTable Dining Rewards Program. We have denied Mount Hamilton's allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. On October 6, 2009, we filed a petition for re-examination with the U.S. Patent and Trademark Office ("PTO"), asking the PTO to re-examine the patent in question and requesting that the claims of the Mount Hamilton patent be rejected. In addition, on October 21, 2009, we filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested re-examination proceeding. On December 7, 2009, the PTO granted our petition for re-examination, and in its first non-final office action, rejected all of the claims of the patent at issue. In addition, the district court has stayed all proceedings pending re-examination of the patent, which is currently ongoing. We are not currently able to estimate the outcome or potential loss, if any, that may result from this claim.

        We are also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    REMOVED AND RESERVED

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "OPEN" since our initial public offering on May 21, 2009. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2010		2009
	High	Low	High	Low
First Quarter	$38.29	$24.70	$—	$—
Second Quarter	$45.51	$36.23	$35.50	$24.50
Third Quarter	$68.85	$40.84	$32.94	$25.84
Fourth Quarter	$73.72	$56.91	$28.06	$24.66

        On March 8, 2011, the closing price as reported on The NASDAQ Global Market of our common stock was $87.25 per share. As of February 28, 2011, we had approximately 148 holders of record of our common stock.

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

        The following graph shows a comparison from May 21, 2009 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2010 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index assume reinvestment of dividends.

 COMPARISON OF TWENTY MONTH CUMULATIVE TOTAL RETURN*
Among OpenTable, Inc, the NASDAQ Composite Index
And the NASDAQ-100 Technology Sector Index

*
$100 invested in stock on 5/21/09 in index-including reinvestment of dividends

Recent Sales of Unregistered Securities

        There were no unregistered sales of our equity securities during the twelve months ended December 31, 2010.

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

        As a result of the offering, we received net proceeds of approximately $34.6 million, after deducting underwriting discounts and commissions reasonably estimated at $2.8 million and additional offering-related expenses reasonably estimated at $3.0 million, for total expenses reasonably estimated at $5.8 million. None of such payments were direct or indirect payments to any of our directors or officers or their associates or to persons owning 10 percent or more of our common stock or direct or indirect payments to others.

        The net offering proceeds have been invested into short-term investment-grade securities and money market accounts.

        There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this document. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010 and 2009 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheets data as of December 31, 2008, 2007 and 2006 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
REVENUES	$98,991	$68,596	$55,844	$41,148	$27,168
COSTS AND EXPENSES:
Operations and support(1)	27,803	20,736	17,760	12,603	9,548
Sales and marketing(1)	21,673	15,525	14,830	11,326	7,675
Technology(1)	12,345	10,043	9,511	5,863	4,024
General and administrative(1)	19,252	13,608	13,117	12,212	5,972

Total costs and expenses	81,073	59,912	55,218	42,004	27,219

Income (loss) from operations	17,918	8,684	626	(856)	(51)
Other income, net	241	346	468	951	421

Income before taxes	18,159	9,030	1,094	95	370
Income tax expense (benefit)	4,080	3,963	2,118	(9,121)	176

NET INCOME (LOSS)	$14,079	$5,067	$(1,024)	$9,216	$194

Net income (loss) per share:
Basic	$0.62	$0.28	$(0.10)	$0.36	$0.00

Diluted	$0.58	$0.22	$(0.10)	$0.31	$0.00

Weighted average shares outstanding:
Basic	22,602	17,352	10,016	9,522	9,132
Diluted	23,979	22,467	10,016	10,943	9,132

(1)
Stock-based compensation included in above line items:

Operations and support	$943	$320	$339	$290	$58
Sales and marketing	1,872	764	878	709	67
Technology	1,547	516	694	288	64
General and administrative	3,689	1,218	2,059	1,816	520

	$8,051	$2,818	$3,970	$3,103	$709

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Other Operational Data:
Installed restaurants (at period end):
North America	13,795	10,850	9,295	7,391	5,583
International	6,254	1,501	1,040	470	204

Total	20,049	12,351	10,335	7,861	5,787
Seated diners (in thousands):
North America	62,430	41,909	33,636	24,614	15,171
International	2,925	957	542	244	84

Total	65,355	42,866	34,178	24,858	15,255
Headcount (at period end):
North America	344	256	238	192	152
International	149	63	59	34	16

Total	493	319	297	226	168
Additional Financial Data:
Revenues:
North America	$90,108	$64,751	$53,065	$39,601	$26,654
International	8,883	3,845	2,779	1,547	514

Total	$98,991	$68,596	$55,844	$41,148	$27,168
Income (loss) from operations:
North America	$26,039	$14,591	$9,088	$4,974	$3,106
International	(8,121)	(5,907)	(8,462)	(5,830)	(3,157)

Total	$17,918	$8,684	$626	$(856)	$(51)
Depreciation and amortization:
North America	$6,036	$4,752	$4,026	$2,817	$2,029
International	1,532	476	350	184	89

Total	$7,568	$5,228	$4,376	$3,001	$2,118
Stock-based compensation:
North America	$7,117	$2,610	$3,563	$2,762	$443
International	934	208	407	341	266

Total	$8,051	$2,818	$3,970	$3,103	$709

	December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$33,444	$19,807	$5,528	$21,661	$10,264
Short-term investments	9,080	50,221	17,259	—	—
Property, equipment and software, net	14,612	11,516	11,125	8,378	6,019
Working capital	37,679	61,788	14,745	9,759	5,655
Total assets	149,896	100,331	50,883	45,814	21,124
Dining rewards payable	15,398	11,611	8,462	5,836	3,499
Preferred stock	—	—	21,909	21,909	21,909
Total stockholders' equity	102,145	73,405	26,684	22,485	8,907

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

Overview

        We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. Our solutions for diners include www.opentable.com, our popular restaurant reservation website, as well as a variety of mobile applications. The OpenTable network includes approximately 20,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated approximately 200 million diners through OpenTable reservations, and during the three months ended December 31, 2010, we seated an average of approximately 6.5 million diners per month, including diners seated by toptable, which we acquired in October 2010. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the twelve months ended December 31, 2010 and 2009, our net revenues were $99.0 million and $68.6 million, respectively. For the twelve months ended December 31, 2010 and 2009, our subscription revenues accounted for 44% and 52% of our total revenues, respectively, our reservation revenues accounted for 48% and 43% of our total revenues, respectively, and our installation and other revenues accounted for 8% and 5% of our total revenues, respectively.

        In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2010 and 2009, were $8.9 million and $3.8 million, respectively, or 9% and 6% of our total revenues, respectively. On October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed $3.0 million to revenues from the date of acquisition through December 31, 2010. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

        We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

        We generate substantially all of our revenues from our restaurant customers; we do not charge any reservation fees to diners. Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately three to six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners as described in "Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program" below.

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

        Headcount consists of full-time equivalent employees, including full-time equivalent temporary employees, in all of the sections noted below.

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

Revenue Recognition

        Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. We provide our application as a service, and follow the provisions of Topic 605—Revenue Recognition. We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use our hardware during the service period. Proportionate revenue related to the right to use our hardware accounts for less than 10% of revenues for the periods presented.

        Revenues from the installation of our ERB are recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. The estimated customer life is approximately three to six years, based on historical restaurant customer termination activity. Estimates made by us may differ from actual customer lives. These differences may materially affect installation and other revenue by increasing or decreasing revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue of less than 1%. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per seated diner fees) are recognized on a transaction-by-transaction basis as diners are seated by our restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenues or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of redeemable Dining Points issued to diners (as described below).

        During the third quarter of 2010, we began selling third-party restaurant coupons through our website. We earn a commission for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the third-party coupon sale. The liability for redemption and potential income for breakage remain with the third-party restaurants; therefore, we do not record redemption or breakage of the coupons. We apply a sales allowance for potential coupon refunds.

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

        If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the Dining Points balance is reset to zero. As is typical with points-based incentive programs, many Dining Points expire unused. In addition, some Dining Checks are never used. The recorded expense is an estimate of the eventual cash outlay related to the issued Dining Points and is booked at the time the points are earned by the diner (i.e., when the diner is "seated" by the restaurant). We estimate the cost of the issued Dining Points by analyzing historical patterns of redemption and check-cashing activity. These historical patterns are evaluated in light of any current or proposed program changes that may impact future point redemption. Actual redemption rates could differ from our estimates used in assessing the contra-revenue amounts and corresponding liability, particularly if participation in our premium listings programs, with higher point awards, increases. These differences could materially affect reservation revenues. For example, an increase of 10% in the redemption rate as of December 31, 2010 would result in a reduction in revenues of $3.2 million and an increase in the dining rewards payable liability of 21%.

        We recognize the cost and a corresponding liability associated with Dining Points as contra-revenue in accordance with Topic 605-50—Revenue Recognition-Customer Payments and Incentives.

Website and Software Development Costs

        Costs related to website and internal-use software are accounted for in accordance with Topic 350-50—Intangibles-Goodwill and Other ("Topic 350-50"). Such software is primarily related to our websites, including support systems. In accordance with Topic 350-50, we capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred prior to meeting these criteria are expensed as incurred. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements.

        We follow the guidance in Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers, and in a limited number of certain transactions we sell reservation systems that do not include our ongoing service. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short, and the costs incurred during this stage are not considered to be material and are expensed as incurred.

Income Taxes

        We record income taxes using the asset and liability method of accounting for income taxes in accordance with Topic 740—Income Taxes ("Topic 740"). Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with Topic 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

        For the preparation of our consolidated financial statements included herein, we estimate our income taxes and tax contingencies in each of the tax jurisdictions in which we operate prior to the completion and filing of our tax returns. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. We must then assess the likelihood that the deferred tax assets will be realizable, and to the extent we believe that realizability is not likely, we must establish a valuation allowance. In assessing the need for any additional valuation allowance, we consider all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

        As a result of this analysis, for the year ended December 31, 2010 and consistent with prior years, it was determined that certain foreign tax credit carryforwards and foreign branch net operating losses did not meet the "more likely than not" realizability threshold which increased our valuation allowance to $2.4 million.

Stock-based Compensation

        We measure stock based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock units in accordance with Topic 718—Stock Compensation.

        We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

        The cost of restricted stock units is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

Results of Operations

        The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
REVENUES	$98,991	$68,596	$55,844
COSTS AND EXPENSES:
Operations and support(1)	27,803	20,736	17,760
Sales and marketing(1)	21,673	15,525	14,830
Technology(1)	12,345	10,043	9,511
General and administrative(1)	19,252	13,608	13,117

Total costs and expenses	81,073	59,912	55,218

Income from operations	17,918	8,684	626
Other income, net	241	346	468

Income before taxes	18,159	9,030	1,094
Income tax expense	4,080	3,963	2,118

NET INCOME (LOSS)	$14,079	$5,067	$(1,024)

Net income (loss) per share:
Basic	$0.62	$0.28	$(0.10)

Diluted	$0.58	$0.22	$(0.10)

Weighted average shares outstanding:
Basic	22,602	17,352	10,016
Diluted	23,979	22,467	10,016

(1)
Stock-based compensation included in above line items:

Operations and support	$943	$320	$339
Sales and marketing	1,872	764	878
Technology	1,547	516	694
General and administrative	3,689	1,218	2,059

	$8,051	$2,818	$3,970

	Years Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)
Other Operational Data:
Installed restaurants (at period end):
North America	13,795	10,850	9,295
International	6,254	1,501	1,040

Total	20,049	12,351	10,335
Seated diners (in thousands):
North America	62,430	41,909	33,636
International	2,925	957	542

Total	65,355	42,866	34,178
Headcount (at period end):
North America	344	256	238
International	149	63	59

Total	493	319	297
Additional Financial Data:
Revenues:
North America	$90,108	$64,751	$53,065
International	8,883	3,845	2,779

Total	$98,991	$68,596	$55,844
Income (loss) from operations:
North America	$26,039	$14,591	$9,088
International	(8,121)	(5,907)	(8,462)

Total	$17,918	$8,684	$626
Depreciation and amortization:
North America	$6,036	$4,752	$4,026
International	1,532	476	350

Total	$7,568	$5,228	$4,376
Stock-based compensation:
North America	$7,117	$2,610	$3,563
International	934	208	407

Total	$8,051	$2,818	$3,970

	Years Ended December 31,
	2010	2009	2008
REVENUES	100%	100%	100%
COSTS AND EXPENSES:
Operations and support	28%	30%	32%
Sales and marketing	22%	23%	27%
Technology	13%	15%	17%
General and administrative	19%	20%	23%

Total costs and expenses	82%	88%	99%

Income from operations	18%	12%	1%
Other income, net	0%	1%	1%

Income before taxes	18%	13%	2%
Income tax expense	4%	6%	4%

NET INCOME (LOSS)	14%	7%	(2)%

Years ended December 31, 2010, 2009 and 2008

Revenues

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Installed restaurants (at period end):
North America	13,795	10,850	9,295	27%	17%
International	6,254	1,501	1,040	317%	44%

Total	20,049	12,351	10,335	62%	20%
Seated diners (in thousands):
North America	62,430	41,909	33,636	49%	25%
International	2,925	957	542	206%	77%

Total	65,355	42,866	34,178	52%	25%
Revenues by type:
Subscription	$43,125	$35,854	$30,293	20%	18%
Reservation	47,520	29,437	23,135	61%	27%
Installation and other	8,346	3,305	2,416	153%	37%

Total	$98,991	$68,596	$55,844	44%	23%

Percentage of revenues by type:
Subscription	44%	52%	54%
Reservation	48%	43%	41%
Installation and other	8%	5%	5%

Total	100%	100%	100%

Revenues by location:
North America	$90,108	$64,751	$53,065	39%	22%
International	8,883	3,845	2,779	131%	38%

Total	$98,991	$68,596	$55,844	44%	23%

Percentage of revenues by location:
North America	91%	94%	95%
International	9%	6%	5%

Total	100%	100%	100%

        2010 compared to 2009.    Total revenues increased $30.4 million, or 44%, from the year ended December 31, 2009 to the year ended December 31, 2010. Subscription revenues increased to $43.1 million in the year ended December 31, 2010 from $35.9 million in the year ended December 31, 2009, an increase of $7.2 million, or 20%. Subscription revenues increased due to the increase in installed ERB restaurants. Reservation revenues increased to $47.5 million in the year ended December 31, 2010 from $29.4 million in the year ended December 31, 2009, an increase of $18.1 million, or 61%. Reservation revenues increased as a result of an increase in seated diners, plus the addition of $2.3 million of reservation revenues resulting from the acquisition of toptable in the fourth quarter of 2010. Installation and other revenues increased to $8.3 million in the year ended December 31, 2010 from $3.3 million in the year ended December 31, 2009, an increase of $5.0 million, or 153%. Installation and other revenues increased primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales, plus the addition of $0.7 million of other revenues resulting from the acquisition of toptable in the fourth quarter of 2010.

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

Costs and Expenses

Operations and Support

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Operations and support	$27,803	$20,736	$17,760	34%	17%
Headcount (at period end):
North America	112	76	78	47%	(3)%
International	54	25	28	116%	(11)%

Total	166	101	106	64%	(5)%

        2010 compared to 2009.    Operations and support expenses for the year ended December 31, 2010 were $27.8 million compared to $20.7 million for the year ended December 31, 2009, an increase of $7.1 million, or 34%. The increase in operations and support expenses was primarily attributable to a $3.4 million increase in headcount-related expenses, including stock-based compensation expense and a $0.5 million increase in cost at our outsourced customer support center. Also contributing to the increase was a $1.1 million increase in amortization of intangible assets, a $0.7 million increase in depreciation of capitalized website and software development costs, plus an increase in restaurant equipment costs, including depreciation on restaurant hardware, and equipment and shipping costs in connection with the increase in the installed base.

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

Sales and Marketing

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Sales and marketing	$21,673	$15,525	$14,830	40%	5%
Headcount (at period end):
North America	98	62	50	58%	24%
International	62	30	24	107%	25%

Total	160	92	74	74%	24%

        2010 compared to 2009.    Sales and marketing expenses for the year ended December 31, 2010 were $21.7 million compared to $15.5 million for the year ended December 31, 2009, an increase of $6.2 million, or 40%. The increase in sales and marketing expenses was primarily attributable to a $4.6 million increase in headcount-related costs, including stock-based compensation expense, plus the addition of $0.5 million of pay per click marketing expenses incurred by toptable during the fourth quarter of 2010.

        2009 compared to 2008.    Sales and marketing expenses for the year ended December 31, 2009 were $15.5 million compared to $14.8 million for the year ended December 31, 2008, an increase of $0.7 million, or 5%. The increase in sales and marketing expenses was primarily attributable to a $0.8 million increase in headcount-related costs, consistent with the increase in headcount.

Technology

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Technology	$12,345	$10,043	$9,511	23%	6%
Headcount (at period end):
North America	85	73	67	16%	9%
International	11	0	0

Total	96	73	67	32%	9%

        2010 compared to 2009.    Technology expenses for the year ended December 31, 2010 were $12.3 million compared to $10.0 million for the year ended December 31, 2009, an increase of $2.3 million, or 23%. The increase in technology expenses was primarily attributable to a $2.3 million increase in headcount-related costs, including stock-based compensation expense.

        2009 compared to 2008.    Technology expenses for the year ended December 31, 2009 were $10.0 million compared to $9.5 million for the year ended December 31, 2008, an increase of $0.5 million, or 6%. The increase in technology expenses was primarily attributable to a $0.2 million increase in headcount-related costs, consistent with increases in headcount.

General and Administrative

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
General and administrative	$19,252	$13,608	$13,117	41%	4%
Headcount (at period end):
North America	49	45	43	9%	5%
International	22	8	7	175%	14%

Total	71	53	50	34%	6%

        2010 compared to 2009.    General and administrative expenses for the year ended December 31, 2010 were $19.3 million compared to $13.6 million for the year ended December 31, 2009, an increase of $5.7 million, or 41%. The increase in general and administrative expenses was primarily attributable to a $3.6 million increase in headcount-related costs, including stock-based compensation expense. Also contributing to the increase was an increase of $1.2 million in professional services, primarily reflecting acquisition related expenses incurred during the year ended December 31, 2010.

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

Other Income, Net

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Other income, net	$241	$346	$468	(30)%	(26)%

        2010 compared to 2009.    Other income, net for the year ended December 31, 2010 was $0.2 million compared to $0.3 million for the year ended December 31, 2009, a decrease of $0.1 million, or 30%. The decrease in other income, net was primarily the result of a $0.1 million decrease in interest income earned on cash, cash equivalents and short-term investments as a result of experiencing lower short-term borrowing interest rates.

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

Income Taxes

	Years Ended December 31,
				2009 to 2010 % Change	2008 to 2009 % Change
	2010	2009	2008
	(Dollars in thousands)
Income tax expense	$4,080	$3,963	$2,118	3%	87%

        2010 compared to 2009.    Income tax expense for the year ended December 31, 2010 was $4.1 million compared to income tax expense of $4.0 million for the year ended December 31, 2009. Our effective income tax rate in 2010 was 22.5% down from 43.9% in 2009 due to the benefits resulting from research and development tax credits, California Enterprise Zone tax credits, and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges and state income tax expense.

        2009 compared to 2008.    Income tax expense for the year ended December 31, 2009 was $4.0 million compared to income tax expense of $2.1 million for the year ended December 31, 2008. Our effective income tax rate in 2009 was 43.9% down from 193.9% in 2008 due to a decrease in permanent differences, the largest of which was non-deductible stock-based compensation expense.

Liquidity and Capital Resources

	Years Ended December 31,
	2010	2009	2008
	(In thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$9,327	$5,996	$7,203
Depreciation and amortization
North America	6,036	4,752	4,026
International	1,532	476	350

Total depreciation and amortization	7,568	5,228	4,376
Cash flows from operating activities	33,356	17,689	8,544
Cash flows from investing activities	(24,938)	(42,128)	(24,330)
Cash flows from financing activities	5,352	38,499	(80)

        As of December 31, 2010, we had cash and cash equivalents of $33.4 million and short-term investments of $9.1 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

        Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be affected if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments.

        We have a $3.0 million line of credit to fund working capital under which we have no amounts drawn down as of December 31, 2010. This line of credit expires in July 2011.

        Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $33.4 million at December 31, 2010 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

        For the twelve months ended December 31, 2010, operating activities provided $33.4 million in cash, as a result of net income of $14.1 million, $8.1 million in stock-based compensation, $7.6 million in depreciation and amortization and $1.5 million in provision for bad debts. These amounts were partially offset by a cash usage of $4.9 million as a result of an increased accounts receivable balance.

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

Investing Activities

        Our primary investing activities have consisted of purchases and sales of short-term investments, purchases of property, equipment and software and the investment in business acquisitions. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.

        During the twelve months ended December 31, 2010, we acquired toptable for approximately $55.3 million in cash and also paid $1.5 million in cash to acquire substantially all of the assets and certain liabilities of Table Maestro. In addition to these business acquisitions, we purchased $9.3 million of property, equipment and software, net. Also in the twelve months ended December 31, 2010, we sold $40.6 million (net of purchases) of short-term investments.

        During the twelve months ended December 31, 2009 and 2008, in addition to purchases of property, equipment and software, we purchased $33.1 million (net of sales) of short-term investments and $17.1 million (net of sales), respectively. Also in the twelve months ended December 31, 2009, we purchased substantially all of the assets of GuestBridge, Inc., or GuestBridge, for approximately $3.0 million in cash.

Financing Activities

        In addition to our initial public offering in May 2009, our financing activities have primarily consisted of proceeds from the issuance and repurchase of common stock pursuant to our equity incentive plans and the excess tax benefit related to stock compensation.

Off Balance Sheet Arrangements

        As of December 31, 2010, we did not have any off balance sheet arrangements.

Contractual Obligations

        We lease our primary office space in San Francisco, California and other locations under various non-cancelable operating leases that expire in or prior to 2016. We have no debt obligations, other than a $3.0 million line of credit for working capital, under which we have not borrowed to date. This credit facility expires in July 2011. Additionally, all property, equipment and software have been purchased for cash, and accordingly we have no capital lease obligations. Finally, we have no material long-term purchase obligations outstanding with any vendors or third parties, or any other long-term liabilities. The following table sets forth, as of December 31, 2010, payments due under our operating lease obligations.

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2011	$1,857
2012	1,718
2013	568
2014	100
2015	102
Thereafter	34

Total	$4,379

        As of December 31, 2010, in addition to the obligations in the table above, we had approximately $8.6 million of income tax liabilities, including interest and penalties, related to uncertain tax positions. However, we also had unrecognized tax benefits arising from our current year stock option deduction that may reduce substantially all of the cash impact upon settlement, assuming such benefits are not recognized prior to the settlement of the liability. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Topic 605—Revenue Recognition and Topic 985—Software. Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. We are currently evaluating the impact of Topic 605—Revenue Recognition and Topic 985—Software on our consolidated financial statements.

        Effective January 1, 2010, we adopted the FASB's updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of the updated guidance did not have an impact on our consolidated results of operations or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate, foreign exchange risks and inflation.

Interest Rate Fluctuation Risk

        We do not have any long-term borrowings.

        Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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
San Francisco, California

        We have audited the accompanying consolidated balance sheets of OpenTable, Inc. and subsidiaries (collectively the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2011

OPENTABLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,444,000	$19,807,000
Short-term investments	9,080,000	50,221,000
Accounts receivable, net of allowance for doubtful accounts of $1,260,000, and $590,000 at December 31, 2010 and 2009	13,292,000	7,617,000
Prepaid expenses and other current assets	2,919,000	1,301,000
Deferred tax asset	7,882,000	6,024,000
Restricted cash	167,000	172,000

Total current assets	66,784,000	85,142,000
Property, equipment and software, net	14,612,000	11,516,000
Goodwill	42,347,000	1,805,000
Intangibles, net	20,248,000	992,000
Deferred tax asset	5,539,000	498,000
Other assets	366,000	378,000

TOTAL ASSETS	$149,896,000	$100,331,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,862,000	$1,385,000
Accrued expenses	5,804,000	5,827,000
Accrued compensation	4,189,000	2,993,000
Deferred revenue	1,852,000	1,538,000
Dining rewards payable	15,398,000	11,611,000

Total current liabilities	29,105,000	23,354,000
Deferred revenue—non-current	2,802,000	3,572,000
Deferred tax liability	5,644,000	—
Income tax liability	8,577,000	—
Other long-term liabilities	1,623,000	—

Total liabilities	47,751,000	26,926,000

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value—100,000,000 shares authorized; 23,507,765 and 22,652,716 shares issued, 23,297,518 and 22,442,469 shares outstanding at December 31, 2010 and 2009	2,000	2,000
Additional paid-in capital	143,292,000	127,454,000
Treasury stock, at cost (210,247 shares at December 31, 2010 and 2009)	(647,000)	(647,000)
Accumulated other comprehensive loss	(1,305,000)	(128,000)
Accumulated deficit	(39,197,000)	(53,276,000)

Total stockholders' equity	102,145,000	73,405,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,896,000	$100,331,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
REVENUES	$98,991,000	$68,596,000	$55,844,000
COSTS AND EXPENSES:
Operations and support	27,803,000	20,736,000	17,760,000
Sales and marketing	21,673,000	15,525,000	14,830,000
Technology	12,345,000	10,043,000	9,511,000
General and administrative	19,252,000	13,608,000	13,117,000

Total costs and expenses	81,073,000	59,912,000	55,218,000

Income from operations	17,918,000	8,684,000	626,000
Other income, net	241,000	346,000	468,000

Income before taxes	18,159,000	9,030,000	1,094,000
Income tax expense	4,080,000	3,963,000	2,118,000

NET INCOME (LOSS)	$14,079,000	$5,067,000	$(1,024,000)

Net income (loss) per share (see Note 2):
Basic	$0.62	$0.28	$(0.10)

Diluted	$0.58	$0.22	$(0.10)

Weighted average shares outstanding:
Basic	22,602,000	17,352,000	10,016,000
Diluted	23,979,000	22,467,000	10,016,000

See notes to consolidated financial statements.

OPENTABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
					Common Stock		Treasury Stock			Accumulated Other Comprehensive Loss
									Additional Paid-in Capital		Accumulated Deficit		Comprehensive Income (Loss)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount				Total
Balance at January 1, 2008	6,898,187	6,925,000	2,177,550	14,984,000	10,887,243	1,000	210,247	(647,000)	58,592,000	(51,000)	(57,319,000)	22,485,000
Issuance of common stock upon exercise of employee stock options					57,178				1,453,000			1,453,000
Stock-based compensation expense									4,015,000			4,015,000
Foreign currency translation										(311,000)		(311,000)	(311,000)
Unrealized gain on investments										66,000		66,000	66,000
Net loss											(1,024,000)	(1,024,000)	(1,024,000)

Comprehensive loss													$(1,269,000)

Balance at December 31, 2008	6,898,187	6,925,000	2,177,550	14,984,000	10,944,421	1,000	210,247	(647,000)	64,060,000	(296,000)	(58,343,000)	26,684,000
Conversion of preferred stock to common in connection with initial public offering	(6,898,187)	(6,925,000)	(2,177,550)	(14,984,000)	9,075,737	1,000			21,909,000			1,000
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,811,000					2,022,684				34,638,000			34,638,000
Issuance of common stock in connection with cashless warrant exercise					154,599
Issuance of common stock upon exercise of employee stock options					245,028				2,223,000			2,223,000
Tax benefit from disqualifying dispositions									1,703,000			1,703,000
Stock-based compensation expense									2,921,000			2,921,000
Foreign currency translation										266,000		266,000	266,000
Unrealized loss on investments										(98,000)		(98,000)	(98,000)
Net income											5,067,000	5,067,000	5,067,000

Comprehensive income													$5,235,000

Balance at December 31, 2009		$0		$0	22,442,469	$2,000	210,247	$(647,000)	$127,454,000	$(128,000)	$(53,276,000)	$73,405,000
Issuance of common stock upon exercise of employee stock options					855,049				6,299,000			6,299,000
Tax benefit from disqualifying dispositions									1,271,000			1,271,000
Stock-based compensation expense									8,268,000			8,268,000
Foreign currency translation										(1,210,000)		(1,210,000)	(1,210,000)
Unrealized gain on investments										33,000		33,000	33,000
Net income											14,079,000	14,079,000	14,079,000

Comprehensive income													$12,902,000

Balance at December 31, 2010		$0		$0	23,297,518	$2,000	210,247	$(647,000)	$143,292,000	$(1,305,000)	$(39,197,000)	$102,145,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
OPERATING ACTIVITIES:
Net income (loss)	$14,079,000	$5,067,000	$(1,024,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,361,000	5,154,000	4,376,000
Amortization of intangibles	1,207,000	74,000	—
Provision for doubtful accounts	1,488,000	1,824,000	1,042,000
Stock-based compensation	8,051,000	2,818,000	3,970,000
Write-off of property, equipment and software	478,000	631,000	265,000
Deferred taxes	(5,570,000)	3,007,000	1,284,000
Excess tax benefit related to stock-based compensation	(1,271,000)	(1,703,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,905,000)	(3,059,000)	(2,211,000)
Prepaid expenses and other current assets	(751,000)	(267,000)	(305,000)
Accounts payable and accrued expenses	1,860,000	840,000	(2,472,000)
Accrued compensation	648,000	209,000	478,000
Deferred revenue	(482,000)	(55,000)	515,000
Long-term liabilities	8,674,000	—	—
Dining rewards payable	3,489,000	3,149,000	2,626,000

Net cash provided by operating activities	33,356,000	17,689,000	8,544,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(9,327,000)	(5,996,000)	(7,203,000)
Purchases of investments	(28,993,000)	(83,545,000)	(18,818,000)
Sales of investments	69,552,000	50,413,000	1,700,000
Acquisition of businesses	(56,170,000)	(3,000,000)	—
Change in restricted cash	—	—	(9,000)

Net cash used in investing activities	(24,938,000)	(42,128,000)	(24,330,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	1,271,000	1,703,000	—
Proceeds from issuance of common stock upon exercise of employee stock options	5,069,000	985,000	77,000
Proceeds from early exercise of common stock	—	—	28,000
Change in cash overdrafts	(988,000)	988,000	—
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	34,823,000	(185,000)

Net cash provided by (used in) financing activities	5,352,000	38,499,000	(80,000)

EFFECT OF EXCHANGE RATES ON CASH	(133,000)	219,000	(267,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	13,637,000	14,279,000	(16,133,000)
CASH AND CASH EQUIVALENTS—Beginning of year	19,807,000	5,528,000	21,661,000

CASH AND CASH EQUIVALENTS—End of year	$33,444,000	$19,807,000	$5,528,000

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,165,000	$1,137,000	$387,000

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$1,413,000	$—	$—

Unpaid portion of acquisition purchase price recorded in accrued expenses	$150,000	$—	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$273,000	$280,000	$232,000

Vesting of early exercised stock options	$1,206,000	$1,239,000	$1,375,000

Accrued offering costs	$—	$—	$998,000

Conversion of convertible preferred stock to common stock	$—	$21,909,000	$—

See notes to consolidated financial statements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

1. Organization and Description of Business

        OpenTable, Inc. (together with its subsidiaries, "OpenTable" or the "Company"), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. The OpenTable ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. Like the ERB, Connect allows restaurants to take online reservations via the OpenTable website; however, Connect does not provide the operational benefits that the ERB delivers to reservation-intensive restaurants. For diners, the Company operates www.opentable.com, a popular restaurant reservation website, and also provides a variety of mobile applications. The OpenTable website and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

Certain Significant Risks and Uncertainties

        The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: the ability to maintain an adequate rate of growth; the impact of the current economic climate on its business; the ability to effectively manage its growth; the ability to attract new restaurant customers; the ability to increase the number of visitors to its websites and convert those visitors into diners; and the ability to retain existing restaurant customers and diners or encourage repeat reservations.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        The Company's operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar, the reporting currency, for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss), net, in stockholders' equity. Foreign exchange transaction gains and losses are included in Other Income, net in the accompanying condensed consolidated statements of operations. Exchange gains and losses on intercompany balances that are considered permanently invested are also included as a component of accumulated other comprehensive loss in stockholders' equity.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2010 and 2009, cash and cash equivalents consist of cash, money market accounts, certificates of deposit, commercial paper and U.S. government agency securities.

Restricted Cash

        Restricted cash represents money market accounts and a certificate of deposit held at a financial institution principally as security for deposits maintained in connection with the Company's credit card processors.

Short-term Investments

        Short-term investments consist mainly of U.S. government agency securities, commercial paper and certificates of deposit. The Company classifies its investments as available-for-sale securities. The Company has classified all available for sale securities with readily available markets as short term, even though the stated maturity may be one year or more beyond the current balance sheet date, because of the intent to sell those securities as necessary, prior to maturity to meet liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss), net, in stockholders' equity. For the twelve month periods ended December 31, 2010 and 2009, realized and unrealized gains and losses on investments were not material. An impairment charge is recorded in the consolidated statements of operations for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. Management judges whether a decline in value is temporary based on the length of time that the fair market value has been below cost combined with the severity of the decline.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

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

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

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

        Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company's credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts were $1,279,000, $1,777,000 and $747,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Property, Equipment and Software, net

        Property, equipment and software, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is four years for restaurant hardware and three years for all other asset categories except leasehold improvement, which are amortized over the shorter of the lease term or expected useful life of the improvements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        The Company accounts for goodwill and intangible assets in accordance with Topic 350 Intangibles—Goodwill and Other ("Topic 350"). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with Topic 350.

Website and Software Development Costs

        Costs related to website and internal-use software development are accounted for in accordance with Topic 350-50—Intangibles-Goodwill and Other ("Topic 350-50"). Such software is primarily related to the Company's website, including support systems. In accordance with Topic 350-50, the Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within Technology expenses within the accompanying consolidated statements of operations. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally between two and three years.

        The Company capitalized $2,933,000, $1,505,000 and $1,003,000 in website and internal-use software development costs during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense totaled $1,416,000, $685,000 and $431,000 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively. Such costs are recorded in operations and support within the accompanying consolidated statements of operations.

        The Company follows the guidance in Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers, and in a limited number of certain transactions the Company sells reservation systems which do not include the Company's ongoing service. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short and the costs incurred during this stage are not material for the years ended December 31, 2010, 2009 and 2008 and are expensed as incurred in Technology expense.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

        The Company's revenues include installation fees for the Company's ERB (including training), monthly subscription fees and a per-seated diner fee for each diner seated through the Company's online reservation system. As the Company provides its application as a service, the Company follows Topic 605—Revenue Recognition. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use Company hardware during the service period. Proportionate revenue related to the right to use Company hardware accounts for less than 10% of revenue for all periods presented.

        Revenue from the installation of the ERB is recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. As of December 31, 2010, the estimated customer life was approximately three to six years, based on historical restaurant customer termination activity. To date the impact of changes in the estimated customer life has not been material to the Company's results of operations or financial position. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $8,767,000, $6,940,000 and $5,184,000 for the years ended December 31, 2010, 2009 and 2008, respectively, related to redeemable Dining Points issued to diners during the respective periods.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

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

        The Company recognizes the cost associated with Dining Points as contra-revenue in accordance with Topic 605-50—Revenue Recognition-Customer Payments and Incentives.

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

Operations and Support

        In the consolidated statements of operations, operations and support expense includes employee compensation associated with the installation, support and maintenance of customers, as well as costs associated with restaurant equipment and connectivity, outsourced call center costs, referral payments and shipping costs associated with restaurant equipment. Operations and Support expenses also include amortization of capitalized website and development costs.

Advertising Expense

        Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated statements of operations. Advertising costs include direct-marketing costs such as email marketing, pay per click, market research, printing, public relations and tradeshow expenses. The Company incurred $1,789,000, $1,013,000 and $1,355,000 of advertising costs during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.

Stock-Based Compensation

        The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock units in accordance with Topic 718 ("Topic 718")—Stock Compensation.

        The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated statements of operations.

        The cost of restricted stock units is determined using the fair value of the Company's common stock on the date of grant. Stock-based compensation expense is recognized on a straight-line basis over the vesting period.

Net Income (Loss) Per Share

        The Company calculates net income (loss) per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the "two-class method" required for participating securities.

        The Company's weighted average unvested shares subject to repurchase and settled in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods.

        In addition, holders of Series A and Series B convertible preferred stock were each entitled to receive annual non-cumulative dividends of $0.10 and $0.69 per share for Series A and B, respectively, payable prior and in preference to holders of common stock. In the event a dividend is paid on common stock, Series A and Series B convertible preferred stockholders were entitled to a proportionate share of any such dividend as if they were holders of common shares (on an as-if converted basis). In May 2009, all of the Company's outstanding convertible preferred stock converted into common stock in connection with the Company's initial public offering. Under the two-class method, basic net income per share attributable to common stockholders is computed by dividing the net income attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net income attributable to common stockholders is computed by an adjustment to subtract from net income the portion of current year earnings that the preferred shareholders would have been entitled to receive pursuant to their dividend rights had all of the year's earnings been distributed as well as an adjustment to subtract the non-forfeitable right to receive dividends by holders of unvested shares subject to repurchase. No such adjustment to earnings is made during periods with a net loss, as the holders of the convertible preferred shares had no obligation to fund losses. Diluted net income (loss) per share is computed by using the weighted-average number of common shares outstanding, plus, for periods with net income attributable to common stock, the dilutive effects of stock options. Potential dilutive shares are composed of incremental common shares issuable upon the exercise of stock options and warrants, and unvested common shares subject to repurchase.

        Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 220,000, 281,000 and 343,000 shares were excluded from the dilutive shares outstanding for the years ended

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

December 31, 2010, 2009 and 2008, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 114,000, 388,000 and 11,669,000 were excluded from the dilutive shares outstanding for the years ended December 31, 2010, 2009 and 2008.

        The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Year Ended December 31,
	2010	2009	2008
Basic net income (loss) per common share calculation:
Net income (loss)	$14,079,000	$5,067,000	$(1,024,000)
Less: Undistributed earnings allocated to participating securities	(142,000)	(154,000)	—

Net income (loss) attributable to common shares—basic	$13,937,000	$4,913,000	$(1,024,000)
Basic weighted average common shares outstanding	22,602,000	17,352,000	10,016,000
Basic net income (loss) per share	$0.62	$0.28	$(0.10)
Diluted net income (loss) per common share calculation:
Net income (loss)	$14,079,000	$5,067,000	$(1,024,000)
Less: Undistributed earnings allocated to participating securities	(91,000)	(88,000)	—

Net income (loss) attributable to common shares—diluted	$13,988,000	$4,979,000	$(1,024,000)
Weighted average shares used to compute basic net income (loss) per share	22,602,000	17,352,000	10,016,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	154,000	391,000	—
Warrants to purchase common stock	—	17,000	—
Warrants to purchase convertible preferred stock	—	65,000	—
Employee stock options	1,223,000	1,151,000	—
Convertible preferred stock	—	3,491,000	—

Weighted average shares used to compute diluted net income (loss) per share	23,979,000	22,467,000	10,016,000
Diluted net income (loss) per share	$0.58	$0.22	$(0.10)

Comprehensive Income (Loss)

        In accordance with Topic 220—Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

        Accumulated other comprehensive loss of $1,305,000 as of December 31, 2010 was comprised of $1,306,000 of foreign currency translation losses and $1,000 of unrealized gain on investments. Accumulated other comprehensive loss of $128,000 as of December 31, 2009 was comprised of $32,000 of unrealized loss on investments and $96,000 of foreign currency translation losses.

Income Taxes

        The Company records income taxes using the asset and liability method of accounting for income taxes in accordance with Topic 740—Income Taxes ("Topic 740"). Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The Company accounts for any income tax contingencies in accordance with Topic 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

        For the preparation of the Company's consolidated financial statements included herein, the Company estimates its income taxes and tax contingencies in each of the tax jurisdictions in which they operate prior to the completion and filing of its tax returns. This process involves estimating actual current tax expense together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in net deferred tax assets and liabilities. The Company must then assess the likelihood that the deferred tax assets will be realizable, and to the extent they believe that realizability is not likely, the Company must establish a valuation allowance. In assessing the need for any additional valuation allowance, the Company considers all the evidence available to us, both positive and negative, including historical levels of income, legislative developments, expectations and risks associated with estimates of future taxable income, and ongoing prudent and feasible tax planning strategies.

        As a result of this analysis, for the year ended December 31, 2010 and consistent with prior years, it was determined that certain foreign tax credit carryforwards and foreign branch net operating losses did not meet the "more likely than not" realizability threshold which increased the Company's valuation allowance to $2.4 million.

Recently Issued Accounting Standards

        In October 2009, the Financial Accounting Standards Board ("FASB") issued Topic 605—Revenue Recognition and Topic 985—Software. Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. The Company

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

2. Summary of Significant Accounting Policies (Continued)

is currently evaluating the impact of Topic 605—Revenue Recognition and Topic 985—Software on its consolidated financial statements.

        Effective January 1, 2010, the Company adopted the FASB's updated guidance related to fair value measurements and disclosures which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3 inputs, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Adoption of the updated guidance did not have an impact on the Company's consolidated results of operations or financial condition.

3. Acquisitions

Acquisition of GuestBridge

        In September 2009, the Company entered into an agreement with GuestBridge, Inc. ("GuestBridge"), a provider of guest management solutions, to purchase substantially all of the assets and assume certain liabilities of GuestBridge for approximately $3,000,000 in cash. The Company recorded $1,805,000 of goodwill, $1,066,000 of identifiable intangible assets and $129,000 of tangible assets in connection with the acquisition. The Company has included the effects of the transaction within the results of operations, prospectively, from October 2009, the date of acquisition. Pro forma financial information for acquisition accounted for as a business combination has not been presented, as the effects were not material to the Company's historical consolidated financial statements.

Acquisition of Table Maestro

        In August 2010, the Company acquired substantially all of the assets and certain liabilities of Table Maestro, LLC ("Table Maestro"), a provider of telephone reservation services for a purchase price of $1,500,000 in cash and additional contingent performance-based cash payments which were valued at $1,526,000 on the acquisition date. The Company recorded $2,756,000 of goodwill and $289,000 of identifiable intangible assets in connection with the acquisition which is being accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 2010, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company's historical consolidated financial statements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Acquisitions (Continued)

Acquisition of toptable.com

        On October 1, 2010, the Company acquired toptable.com ("toptable"), a leading restaurant reservation site in the United Kingdom, for $55,325,000 in cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values on the acquisition date. On October 1, 2010, the Company recorded $38,650,000 of goodwill and $20,583,000 of identifiable intangible assets in connection with the acquisition. Goodwill was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the toptable diner and restaurant reservation network with the Company's technology, as well as the economies of scale expected from combining the operations of the two companies. Goodwill is not expected to be deductible for tax purposes. Intangible assets recorded as a result of the acquisition include trademarks of $12,014,000 which has an indefinite life. Intangible assets also include customer relationships of $7,405,000 and developed technology of $1,164,000 which are being amortized over their estimated remaining lives of two to three years. The Company has included the effects of the transaction within the results of operations prospectively from October 1, 2010, the date of the acquisition.

        The Company's purchase price allocation for the net assets acquired was as follows:

October 1, 2010
Cash and cash equivalents	$516,000
Accounts receivable, net	2,196,000
Prepaid expenses and other current assets	119,000
Deferred tax asset	1,359,000
Property and equipment, net	370,000
Goodwill	38,650,000
Intangibles	20,583,000
Other assets	50,000

TOTAL ASSETS	$63,843,000

Accounts payable	$576,000
Accrued expenses	1,329,000
Accrued compensation	544,000
Dining rewards payable	305,000
Deferred tax liability	5,764,000

TOTAL LIABILITIES	$8,518,000

NET ASSETS ACQUIRED	$55,325,000

Unaudited Pro Forma Condensed Combined Financial Information

        The consolidated financial statements contained herein include the operating results of toptable from October 1, 2010, the date of the acquisition. From the date of acquisition through December 31, 2010, toptable contributed $3,010,000 to revenues.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

3. Acquisitions (Continued)

        The unaudited pro forma financial information provided below, for the twelve months ended December 31, 2010 and 2009, assumes the acquisition of toptable occurred on January 1, 2009 and includes the impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2009.

	Twelve Months Ended December 31,
	2010	2009
Revenues	$107,133,000	$79,043,000
Income from operations	16,140,000	6,745,000
Net income	12,047,000	2,603,000
Net income per share
Basic	$0.53	$0.15

Diluted	$0.50	$0.11

4. Short-Term Investments and Fair Value Measurements

        Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2010:
U.S. government and agency securities	$8,099,000	$1,000	$—	$8,100,000
Certificates of deposit	980,000	—	—	980,000

Total	$9,079,000	$1,000	$—	$9,080,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2009:
U.S. government and agency securities	$20,722,000	$6,000	$(7,000)	$20,721,000
Certificates of deposit	27,131,000	7,000	(38,000)	27,100,000
Commercial paper	2,400,000	—	—	2,400,000

Total	$50,253,000	$13,000	$(45,000)	$50,221,000

        As of December 31, 2010, there were no investments that had maturity dates of greater than one year.

        Investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments that are generally classified within Level 1 of the fair value hierarchy include money market securities and U.S. government and agency securities. The types of investments that are generally classified within Level 2 of the fair value hierarchy include certificates of deposit. The Company classifies items in Level 2 if the investments are

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

4. Short-Term Investments and Fair Value Measurements (Continued)

valued using observable inputs to quoted market prices, or other inputs that are observable or can be corroborated by observable market data. Investments are held by a custodian who obtains investment prices from a third party pricing provider that uses standard inputs to models which vary by asset class.

        In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company's fair value hierarchy for its financial assets:

	December 31, 2010			December 31, 2009
	Aggregate Fair Value	Level 1	Level 2	Aggregate Fair Value	Level 1	Level 2
U.S. government and agency securities	$8,100,000	$8,100,000	$—	$20,721,000	$20,721,000	$—
Certificates of deposit	980,000	—	980,000	27,100,000	—	27,100,000
Commercial paper	—	—	—	2,400,000	2,400,000	—

Total short-term investments	$9,080,000	$8,100,000	$980,000	$50,221,000	$23,121,000	$27,100,000

        The Company chose not to elect the fair value option as prescribed by Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

5. Goodwill and Intangible Assets

        As of December 31, 2010, goodwill included $37,786,000 resulting from the acquisition of toptable (adjusted by $864,000 for the change in foreign currency exchange rates from the date of acquisition through December 31, 2010), $2,756,000 resulting from the acquisition of Table Maestro, and $1,805,000 resulting from the acquisition of GuestBridge. As of December 31, 2009, goodwill included $1,805,000 resulting from the acquisition of GuestBridge. A summary of goodwill by segment is as follows:

	December 31,
	2010	2009
North America	$4,561,000	$1,805,000
International	37,786,000	—

Total Goodwill	$42,347,000	$1,805,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

5. Goodwill and Intangible Assets (Continued)

        A summary of intangible assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010			December 31, 2009
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Trademarks	$11,897,000	$23,000	$11,874,000	$14,000	$4,000	$10,000
Customer relationships	8,098,000	940,000	7,158,000	677,000	40,000	637,000
Developed technology	1,515,000	299,000	1,216,000	375,000	30,000	345,000

Total intangible assets	$21,510,000	$1,262,000	$20,248,000	$1,066,000	$74,000	$992,000

        Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $1,207,000, $74,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2011: $3,829,000; 2012: $3,287,000; 2013: $1,302,000; 2014: $66,000.

        For the annual impairment analysis, goodwill and intangibles with indefinite lives are evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting units carrying amount, including goodwill and intangibles, to the fair value of the reporting unit. If the carrying amounts exceed the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company will use this date for their annual impairment test on a go forward basis. There has been no impairment of goodwill or intangibles as of December 31, 2010.

6. Property, Equipment and Software

        Property, equipment and software consists of the following:

	December 31,
	2010	2009
Restaurant hardware	$18,086,000	$16,160,000
Computer equipment	3,206,000	2,317,000
Software	1,471,000	1,135,000
Capitalized development	4,964,000	3,314,000
Furniture and fixtures	299,000	308,000
Leasehold improvements	204,000	—

Total	28,230,000	23,234,000
Accumulated depreciation	(13,618,000)	(11,718,000)

Property, equipment and software, net	$14,612,000	$11,516,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

7. Line of Credit

        The Company has a $3,000,000 line of credit for working capital needs available through July 2011 and no amounts were outstanding under this line of credit as of December 31, 2010 and 2009. This line of credit agreement requires the Company to comply with various financial and non-financial covenants and precludes the payment of dividends to stockholders without the permission of the lender. The Company was in compliance with all financial covenants at December 31, 2010 and 2009.

8. Other Income, Net

        Other income, net, consists of the following:

	Year Ended December 31,
	2010	2009	2008
Interest income	$216,000	$351,000	$545,000
Interest expense	(2,000)	(3,000)	—
Foreign exchange transaction gain (loss), net	(14,000)	(31,000)	(130,000)
Other non-operating income (loss), net	41,000	29,000	53,000

Total	$241,000	$346,000	$468,000

9. Commitments and Contingencies

Office Facility Leases

        The Company leases its office facilities under operating lease agreements that expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

        Rental expense, principally for leased office space under operating lease commitments, was $1,867,000, $1,719,000 and $1,420,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Aggregate Future Lease Commitments

        The Company's minimum payments under non-cancelable operating leases for office space having initial terms in excess of one year are as follows at December 31, 2010:

Operating Leases
Year ending December 31:
2011	$1,857,000
2012	1,718,000
2013	568,000
2014	100,000
2015	102,000
Thereafter	34,000

Total minimum lease payments	$4,379,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

9. Commitments and Contingencies (Continued)

Litigation

        On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC ("Mount Hamilton"). Mount Hamilton seeks damages and injunctive relief. If an injunction is granted, it could force the Company to stop or alter certain of its business activities, such as certain aspects of the OpenTable Dining Rewards Program. The Company believes it has substantial and meritorious defenses to these claims and intends to vigorously defend its position. On October 6, 2009, the Company filed a petition for re-examination with the U.S. Patent and Trademark Office ("PTO"), asking the PTO to reexamine the patent in question and requesting that the claims of the Mount Hamilton patent be rejected. In addition, on October 21, 2009, the Company filed a motion in the district court asking the court to stay the current litigation pending the outcome of the requested reexamination proceeding. On December 7, 2009, the PTO granted the Company's petition for re-examination, and in its first non-final office action, rejected all of the claims of the patent at issue. In addition, the district court has stayed all proceedings pending re-examination of the patent. The Company is not currently able to estimate the outcome or potential loss, if any, that may result from this claim.

        The Company is also subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

10. Stockholders' Equity

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

Common Stock

        At December 31, 2010, there were 100,000,000 shares of common stock authorized, 23,507,765 shares issued and 23,297,518 shares outstanding. Holders of common stock are entitled to dividends if and when declared by the board of directors.

Common Stock Subject To Repurchase

        Historically, the Company typically allowed employees to exercise options prior to vesting. However, beginning in May 2008, options granted did not contain an early exercise provision. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $544,000, and $1,750,000 relating to 106,294, and

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

382,927 options that were exercised and are unvested at December 31, 2010 and 2009, respectively. These shares which are subject to a repurchase right held by the Company are included in issued and outstanding shares as of December 31, 2010 and 2009.

Common Stock Reserved For Future Issuance

        At December 31, 2010, the Company has reserved the following shares of common stock for future issuances in connection with:

Stock option plan:
Options outstanding	2,454,571
Options available for future grants	936,008

Total	3,390,579

Stock Based Compensation

        The Company applies the provisions of Topic 718, which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

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

  •
  Expected term—The expected term was estimated using the simplified method allowed under Topic 718.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

        The following summarizes the assumptions relating to the Company's stock options for the years ended December 31, 2010, 2009 and 2008, as permitted under Topic 718:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Volatility	51% - 53%	52% - 53%	55%
Risk free interest rate	1.38% - 2.95%	2.53% - 2.65%	1.54% - 3.34%
Expected term, in years	5.50 - 6.56	6.02 - 6.08	5.92 - 6.53

        Under Topic 718, the Company recorded net stock-based compensation expense of $8,051,000, $2,818,000 and $3,970,000 for the years ended December 31, 2010, 2009 and 2008, respectively. The Company capitalized $217,000, $103,000 and $45,000 of stock-based compensation for the years ended December 31, 2010, 2009 and 2008, respectively, in association with website and software development costs (see Note 2).

        Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. For the years ended December 31, 2010, 2009 and 2008, the Company recorded $1,271,000, $1,703,000 and $0, respectively, of excess tax benefits from stock-based compensation.

Stock Option Plans

        Under the 2009 Equity Incentive Award Plan (the "2009 Plan"), which the Company adopted in 2009, there were 936,008 shares of common stock as of December 31, 2010 reserved for the issuance of restricted stock, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, deferred stock, and options (incentive stock options ("ISOs") or nonstatutory stock options ("NSOs")) to eligible participants. The 2009 Plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to the lesser of 744,063 shares or 3% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or a lesser amount as may be determined by the Board of Directors. Pursuant to this provision, in January 2011, the number of shares of common stock authorized for issuance under the 2009 Plan increased by an additional 698,925. To date, both ISOs and NSO's have been granted at a price per share not less than the fair market value at the date of grant. Options granted typically vest and become fully exercisable over periods ranging from one to four years. Options granted are generally are exercisable for up to 10 years. The Company began granting restricted stock units ("RSUs") to its employees in November 2010. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term.

        Under the 1999 Stock Plan (the "Plan"), which expired in May 2009, there were no shares of common stock reserved for issuance under the Plan as of December 31, 2010. During fiscal year 2006 and through June 30, 2009, the Board of Directors increased the number of shares of common stock authorized for issuance under the Plan by an additional 2,568,000. The ISOs were granted at a price per share not less than the fair market value at the date of grant. The NSOs were granted at a price per share not less than 85% of the fair market value at the date of grant. Options granted under the

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

Plan typically vest and become fully exercisable over periods ranging from one to four years. Options granted generally were exercisable up to 10 years. Certain option holders were allowed to exercise unvested options to acquire restricted shares. Upon termination of service, the Company has the right to repurchase at the original purchase price any unvested (but issued) common shares. Common shares purchased under the Plan were subject to certain restrictions, including the right of first refusal by the Company for sale or transfer of these shares to outside parties. The Company's right of first refusal terminated upon completion of the initial public offering of common stock.

        Under the Plan, the Company granted 342,574 performance-based stock options to two executives. The first option was granted in November 2005 for 244,974 shares at an exercise price of $1.50 per share. The second option was granted in July 2006 for 97,600 shares at an exercise price of $1.50 per share. Beginning January 1, 2006, the Company accounted for these stock options as a fixed award in accordance with Topic 718. The grant-date fair value for the first option, based on the Black-Scholes valuation model (using a 50% volatility factor, 6.11 years estimated life of the option, exercise price of $1.50, 0% dividend yield and 4.57% risk-free interest rate) was $380,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved. For the first option, stock-based compensation expense in the amount of ($43,000), $68,000 and $71,000 was recognized in the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was no expectation of achievement of one of the performance metrics associated with the first option. As such, all prior expense associated with this one performance metric, in the amount of $58,000, was reversed during the first quarter of 2010 and no additional expense related to this performance metric has been recognized during 2010. The grant-date fair value for the second option, based on the Black-Scholes valuation model (using a 50% volatility factor, 6.26 estimated life of the option, exercise price of $1.50, 0% dividend yield and 5.05% risk-free interest rate) was $255,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved by. For the second option, stock-based compensation expense in the amount of $0, ($158,000) and $48,000 was recognized in the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2009, there was no expectation of achievement of the performance metrics associated with the second option. As such, all prior expense associated with the second option, in the amount of $184,000, was reversed during the fourth quarter of 2009 and no additional expense has been recognized during 2010.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

        A summary of the Company's stock option activity follows:

			Weighted Average Remaining Contractual Term (In Years)
	Options Outstanding
	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding—January 1, 2008	1,997,239	$6.74
Granted (weighted average fair value of $6.38)	561,848	8.59
Exercised	(57,178)	1.85
Canceled or expired	(84,059)	6.03

Outstanding—December 31, 2008	2,417,850	$7.31
Granted (weighted average fair value of $13.66)	150,979	26.31
Exercised	(246,554)	4.03
Canceled or expired	(34,614)	11.07

Balance, December 31, 2009	2,287,661	$8.84
Granted (weighted average fair value of $16.86)	1,055,948	32.70
Exercised	(855,049)	5.96
Canceled or expired	(55,199)	14.36

Balance, December 31, 2010	2,433,361	$20.09	7.64	$122,655,000

Available for grant—December 31, 2010	936,008

Options vested and expected to vest as of December 31, 2010	2,319,321	$20.15	7.64	$116,757,000

Options Exercisable as of December 31, 2010	729,618	$12.60	6.43	$42,233,000

        The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company's common stock of $70.48 at December 31, 2010. The aggregate intrinsic value of awards exercised during the year ended December 31, 2010, 2009 and 2008 was $55,171,000, $5,204,000 and $502,000, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

        The options outstanding and exercisable as of December 31, 2010 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.10 - $ 1.50	302,304	5.01	$1.43	78,963	$1.22
$ 1.50 - $ 4.88	302,320	6.10	4.88	203,767	4.88
$ 4.88 - $ 7.75	309,688	7.14	7.36	142,987	7.30
$ 7.75 - $23.38	367,016	6.75	21.01	279,602	22.39
$23.38 - 24.97	703,600	9.05	24.97	—	—
$24.97 - $38.95	214,431	8.91	29.52	20,119	27.45
$38.95 - $70.87	234,002	9.66	55.89	4,180	59.00

Total	2,433,361	7.64	$20.09	729,618	$12.60

        As of December 31, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $12,599,000, which is expected to be recognized over the next two years.

Restricted Stock Units

        The Company began granting RSUs to its employees in November 2010. The cost of RSUs is determined using the fair value of the Company's common stock on the date of grant. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

Restricted Stock Unit Activity

        A summary of the Company's RSU activity for the twelve months ended December 31, 2010, is as follows (share numbers in thousands):

	Outstanding Number of Shares	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2010	—
Granted	21,830
Vested	—
Cancelled	(620)

Outstanding—December 31, 2010	21,210	1.59	$1,495,000

        The Company recorded stock-based compensation expense related to RSUs of $140,000 for the year ended December 31, 2010.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

10. Stockholders' Equity (Continued)

        As of December 31, 2010, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $1,239,000, which is expected to be recognized over the next two years.

Warrants

        In connection with an equipment lease agreement, during 2000 and 1999, the lessor received four warrants from the Company to purchase shares of convertible preferred stock. During 2003, all of these outstanding warrants were converted into common stock warrants to purchase 6,315, 1,094, 41,056 and 41,362 shares of the Company's common stock, at prices of $9.63, $11.63, $3.00 and $9.63 per share, respectively. In June 2009, all four warrants were net exercised in full using a cashless exercise feature, for 69,116 shares of common stock.

        During June 2003, in connection with a past financing agreement, the Company issued a warrant to purchase 88,691 shares of Series A convertible preferred stock with an exercise price of $1.00 per share. In connection with the Company's initial public offering, the warrant was converted into a warrant to purchase 88,691 shares of common stock. In October 2009, the warrant was net exercised in full using a cashless exercise feature, for 85,483 shares of common stock.

        In March 2007, the Company issued a warrant to purchase 3,541 shares of common stock at an exercise price of $4.88 per share to a contractor. Upon the completion of the Company's initial public offering, this warrant expired unexercised.

11. Income Taxes

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

        The Company's geographical breakdown of its income before provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
Domestic	$18,967,000	$9,957,000	$603,000
Foreign	(808,000)	(927,000)	491,000

Income before provision for income taxes	$18,159,000	$9,030,000	$1,094,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Income Taxes (Continued)

        The Company's provisions for income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
Current Tax Expense:
Federal	$8,737,000	$1,563,000	$161,000
State	788,000	777,000	400,000
Foreign	61,000	(26,000)	273,000

Total Current Tax Expense	9,586,000	2,314,000	834,000

Deferred Tax Expense:
Federal	(4,739,000)	1,685,000	1,496,000
State	(653,000)	(36,000)	(212,000)
Foreign	(114,000)	—	—

Total Deferred Tax Expense	(5,506,000)	1,649,000	1,284,000

Total Income Tax Provision	$4,080,000	$3,963,000	$2,118,000

        The difference between the Company's effective rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2010	2009	2008
Tax at federal statutory rate	35.0%	34.0%	34.0%
State tax, net of federal benefit	5.3%	5.4%	11.2%
Foreign rate differential	(0.9)%	—	1.4%
Stock-based compensation	3.1%	8.6%	98.4%
Disqualifying dispositions	(4.1)%	(2.5)%	—
Research and development credits	(9.6)%	—	—
California Enterprise Zone tax credit	(4.1)%	—	—
Domestic Manufacturing Deduction	(2.9)%	—	—
Agreement with tax authority on prior years' item	(3.6)%	—	—
Other	4.3%	(0.7)%	32.2%
Valuation allowance	—	(0.9)%	16.7%

Effective tax rate	22.5%	43.9%	193.9%

        As of December 31, 2010 and 2009 the Company had net deferred tax assets before valuation allowance of approximately $10,177,000 and $8,874,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Management evaluates the recoverability of deferred tax assets and the amount of the valuation allowance required. The Company's valuation allowance increased by approximately $48,000 and $2,039,000 during the years ended December 31, 2010 and 2009, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Income Taxes (Continued)

        The components of the Company's net deferred tax assets for federal and state income taxes at December 31 are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$5,892,000	$3,730,000
Deferred revenue	1,351,000	1,609,000
Dining rewards points	4,568,000	3,091,000
Accruals and reserves not currently deductible	4,660,000	1,739,000
Tax credits	1,037,000	703,000
Other	483,000	(1,000)

Total deferred tax assets	17,991,000	10,871,000
Deferred tax liabilities:
Basis difference in fixed assets	(6,972,000)	(1,605,000)
State taxes	(842,000)	(392,000)

Total deferred tax liabilities	(7,814,000)	(1,997,000)
Net deferred tax assets before valuation allowance	10,177,000	8,874,000
Valuation allowance	(2,400,000)	(2,352,000)

Net deferred tax asset	$7,777,000	$6,522,000

        In connection with the acquisition of toptable in the fourth quarter of fiscal year 2010, the Company recorded current deferred tax assets of $1,359,000 and long-term deferred tax liabilities of $5,764,000 with a corresponding adjustment to goodwill. These deferred tax items were primarily related to the acquired intangible assets, fixed assets, accounts receivable, accrued expenses and tax attributes of toptable.

        At December 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $5,565,000 and $5,802,000, respectively. In addition, the Company had tax benefits of approximately $10,460,000 arising from stock option deductions which will be credited to equity upon realization. The federal net operating losses will begin to expire in 2020. The state net operating losses will begin to expire in 2014. Utilization of the net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions. The Company has $14,562,000 in unrecognized tax benefits related to limitations on its net operating loss carryforwards. Applicable limitations have been incorporated and certain net operating losses will not be available. As of December 31, 2010, it was considered more likely than not that the Company's deferred tax assets would be realized with the exception of certain United Kingdom net operating losses of approximately $8,016,000 with indefinite life and $156,000 foreign tax credit carryovers which begin to expire in 2018, as the Company cannot forecast sufficient future taxable income or foreign source income to realize these deferred tax assets. The valuation allowance of approximately $2,400,000 as of December 31, 2010 will result in an income tax benefit if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

11. Income Taxes (Continued)

        Any net undistributed earnings of the Company's foreign subsidiaries are generally considered to be indefinitely reinvested, and accordingly, no provision for U.S. income taxes has been provided thereon. Determination of the unrecognized deferred tax liability is not currently practical and the amount is not expected to be material.

        A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ending December 31, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
Balance of unrecognized tax benefits at January 1	$14,963,000	$15,020,000	$14,879,000
Additions for tax positions related to current year	424,000	—	—
Additions for tax positions related to prior year	2,864,000	—	141,000
Reductions for tax positions of prior years	(666,000)	(57,000)	—

Balance of unrecognized tax benefits at December 31	$17,585,000	$14,963,000	$15,020,000

        In the event that certain unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $16,471,000 and $14,270,000 of unrecognized tax benefit would impact the effective tax rate at December 31, 2010 and 2009, respectively, if recognized. The Company's policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. The Company accrued approximately $124,000 and $32,000 of interest and penalties related to estimated obligations based upon the tax positions taken in its tax returns at December 31, 2010 and 2009, respectively.

        All tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Company files a federal and many state returns. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

12. Employee Benefit Plan

        In 1999, the Company adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. The Company began matching employee contributions under the terms of the 401(k) plan in 2007. Matching contributions totaled $130,000, $101,000 and $99,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

13. Segment Information

        The Company has concluded that it operates in one industry—online reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280—Segment Reporting. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker on behalf of both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

        Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Year ended December 31, 2010
Revenues—subscription	$38,711,000	$4,414,000	$43,125,000
Revenues—reservations	43,920,000	3,600,000	47,520,000
Revenues—installation and other	7,477,000	869,000	8,346,000
Income (loss) from operations	26,039,000	(8,121,000)	17,918,000
Interest income	216,000	—	216,000
Depreciation and amortization expense	6,036,000	1,532,000	7,568,000
Purchases of property, equipment and software	8,266,000	1,061,000	9,327,000
Year ended December 31, 2009
Revenues—subscription	$32,739,000	$3,115,000	$35,854,000
Revenues—reservations	28,828,000	609,000	29,437,000
Revenues—installation and other	3,184,000	121,000	3,305,000
Income (loss) from operations	14,591,000	(5,907,000)	8,684,000
Interest income	351,000	—	351,000
Depreciation and amortization expense	4,752,000	476,000	5,228,000
Purchases of property, equipment and software	5,397,000	599,000	5,996,000
Year ended December 31, 2008
Revenues—subscription	$28,003,000	$2,290,000	$30,293,000
Revenues—reservations	22,745,000	390,000	23,135,000
Revenues—installation and other	2,317,000	99,000	2,416,000
Income (loss) from operations	9,088,000	(8,462,000)	626,000
Interest income	534,000	11,000	545,000
Depreciation and amortization expense	4,026,000	350,000	4,376,000
Purchases of property, equipment and software	6,301,000	902,000	7,203,000

(1)
A significant majority of the Company's "Technology" costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company's reporting segments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

13. Segment Information (Continued)

Geographical Information

        The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company's operations by geographic area is presented below:

	Years Ended December 31,
	2010	2009	2008
Revenues:
United States	$84,805,000	$61,300,000	$50,296,000
International—all other	14,186,000	7,296,000	5,548,000

Total revenues	$98,991,000	$68,596,000	$55,844,000

Long-lived assets(1):
United States	$12,034,000	$9,872,000	$10,619,000
International—all others	2,944,000	2,022,000	1,877,000

Total long-lived assets	$14,978,000	$11,894,000	$12,496,000

(1)
Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

        The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2010. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

        We have excluded from our evaluation the internal control over financial reporting of Toptable Holdings Limited, which we acquired on October 1, 2010, as discussed in Note 3 to the Consolidated Financial Statements included elsewhere in this Annual Report. Total revenues subject to Toptable Holdings Limited's internal control over financial reporting represented 3% of our consolidated total revenues for the year ended December 31, 2010. Total assets subject to Toptable Holdings Limited's internal control over financial reporting represented 41% of our consolidated total assets as of December 31, 2010.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

        Except as noted above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
OpenTable, Inc.
San Francisco, California

        We have audited the internal control over financial reporting of OpenTable, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Toptable Holdings Limited, which was acquired on October 1, 2010 and whose financial statements constitute 41% of total assets and 3% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2010. Accordingly, our audit did not include the internal control over financial reporting at Toptable Holdings Limited. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
March 9, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by this item will be contained in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 annual meeting of stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2010, and is incorporated in this report by reference.

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

        (a)(1)  Financial Statements

        The following are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2010 and 2009

  •
  Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

  •
  Notes to Consolidated Financial Statements

        (a)(2)  Financial Statement Schedule

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (a)(3)  Exhibits

        See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.

4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.

4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.

10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.

10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.

10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.

10.4	(5)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated October 15, 2008.

10.5	(5)*	Offer Letter, between OpenTable, Inc. and Matthew Roberts, dated June 16, 2005.

10.6	(5)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.

10.7	(5)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.

Exhibit No.		Description of Exhibit
10.8	(5)*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.

10.9	(5)	Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2007, as amended September 18, 2008.

10.10	(6)	Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.

10.11	(4)	OpenTable, Inc. Independent Director Equity Compensation Policy.

10.12	(7)	Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, by and between Comerica Bank and OpenTable, Inc.

10.13	(8)	Purchase Agreement, dated September 22, 2009, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative for the several underwriters, and the Selling Stockholders.

10.14	(9)	Third Amendment to Loan and Security Agreement, dated as of July 19, 2010, by and between Comerica Bank and OpenTable, Inc.

10.15	(10)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.16	(11)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

21.1		List of subsidiaries.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 2.1 to OpenTable, Inc.'s Form 8-K filed on September 16, 2010.

(2)
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

(6)
Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(7)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 8-K filed on June 24, 2009.

(8)
Incorporated by reference to Exhibit 1.1 to OpenTable, Inc.'s Form 8-K filed on September 23, 2009.

(9)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on August 5, 2010.

(10)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(11)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

*
Indicates management contract or compensatory plan, contract or arrangement.

        (c)   Financial Statement Schedules

        Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of March 9, 2011.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 9, 2011.

Signature	Title	Date

/s/ JEFFREY JORDAN Jeffrey Jordan	Chief Executive Officer and Director (principal executive officer)	March 9, 2011
/s/ MATTHEW ROBERTS Matthew Roberts	Chief Financial Officer (principal financial and accounting officer)	March 9, 2011
/s/ A. GEORGE "SKIP" BATTLE A. George "Skip" Battle	Director	March 9, 2011
/s/ J. WILLIAM GURLEY J. William Gurley	Director	March 9, 2011
/s/ THOMAS H. LAYTON Thomas H. Layton	Director	March 9, 2011

Signature	Title	Date

/s/ DANNY MEYER Danny Meyer	Director	March 9, 2011
/s/ MICHELLE PELUSO Michelle Peluso	Director	March 9, 2011
/s/ PAUL PRESSLER Paul Pressler	Director	March 9, 2011

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.

4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.

4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.

10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.

10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.

10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.

10.4	(5)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated October 15, 2008.

10.5	(5)*	Offer Letter, between OpenTable, Inc. and Matthew Roberts, dated June 16, 2005.

10.6	(5)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.

10.7	(5)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.

10.8	(5)*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.

10.9	(5)	Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2007, as amended September 18, 2008.

10.10	(6)	Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.

10.11	(4)	OpenTable, Inc. Independent Director Equity Compensation Policy.

10.12	(7)	Second Amendment to Loan and Security Agreement, dated as of June 23, 2009, by and between Comerica Bank and OpenTable, Inc.

10.13	(8)	Purchase Agreement, dated September 22, 2009, by and among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as the representative for the several underwriters, and the Selling Stockholders.

10.14	(9)	Third Amendment to Loan and Security Agreement, dated as of July 19, 2010, by and between Comerica Bank and OpenTable, Inc.

10.15	(10)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.16	(11)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

21.1		List of subsidiaries.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Exhibit No.	Description of Exhibit
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to Exhibit 2.1 to OpenTable, Inc.'s Form 8-K filed on September 16, 2010.

(2)
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

(6)
Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(7)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 8-K filed on June 24, 2009.

(8)
Incorporated by reference to Exhibit 1.1 to OpenTable, Inc.'s Form 8-K filed on September 23, 2009.

(9)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on August 5, 2010.

(10)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(11)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

*
Indicates management contract or compensatory plan, contract or arrangement.