Form 10-Q
period 2011-03-31
OPENTABLE INC
filed 2011-05-05
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-34357

OPENTABLE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3374049
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

799 Market Street, 4th Floor, San Francisco, CA	94103
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 2, 2011, 23,544,308 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$37,876,000	$33,444,000
Short-term investments	17,496,000	9,080,000
Accounts receivable, net of allowance for doubtful accounts of $1,289,000, and $1,260,000 at March 31, 2011 and December 31, 2010	14,705,000	13,292,000
Prepaid expenses and other current assets	2,761,000	2,919,000
Deferred tax asset	7,931,000	7,882,000
Restricted cash	173,000	167,000

Total current assets	80,942,000	66,784,000

Property, equipment and software, net	14,885,000	14,612,000
Goodwill	43,721,000	42,347,000
Intangibles, net	19,961,000	20,248,000
Deferred tax asset	5,541,000	5,539,000
Other assets	388,000	366,000

TOTAL ASSETS	$165,438,000	$149,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,521,000	$1,862,000
Accrued expenses	5,953,000	5,804,000
Accrued compensation	4,644,000	4,189,000
Deferred revenue	2,066,000	1,852,000
Dining rewards payable	16,569,000	15,398,000
Total current liabilities	30,753,000	29,105,000

Deferred revenue — non-current	2,607,000	2,802,000
Deferred tax liability	5,694,000	5,644,000
Income tax liability	10,718,000	8,577,000
Other long-term liabilities	1,161,000	1,623,000

Total liabilities	50,933,000	47,751,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 23,714,772 and 23,507,765 shares issued, 23,504,525 and 23,297,518 shares outstanding at March 31, 2011 and December 31, 2010	2,000	2,000
Additional paid-in capital	149,383,000	143,292,000
Treasury stock, at cost (210,247 shares at March 31, 2011 and December 31, 2010)	(647,000)	(647,000)
Accumulated other comprehensive income (loss)	779,000	(1,305,000)
Accumulated deficit	(35,012,000)	(39,197,000)

Total stockholders’ equity	114,505,000	102,145,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,438,000	$149,896,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

REVENUES	$33,707,000	$21,251,000

COSTS AND EXPENSES:
Operations and support	9,472,000	6,002,000
Sales and marketing	7,812,000	4,740,000
Technology	4,047,000	2,720,000
General and administrative	5,862,000	4,023,000

Total costs and expenses	27,193,000	17,485,000

Income from operations	6,514,000	3,766,000
Other income, net	21,000	69,000

Income before taxes	6,535,000	3,835,000
Income tax expense	2,350,000	1,311,000

NET INCOME	$4,185,000	$2,524,000

Net income per share (See Note 7):
Basic	$0.18	$0.11
Diluted	$0.17	$0.11

Weighted average shares outstanding:
Basic	23,332,000	22,199,000
Diluted	24,530,000	23,537,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

OPERATING ACTIVITIES:
Net income	$4,185,000	$2,524,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,843,000	1,467,000
Amortization of intangibles	988,000	74,000
Provision for doubtful accounts	413,000	246,000
Stock-based compensation	3,004,000	1,534,000
Write-off of property, equipment and software	489,000	139,000
Excess tax benefit related to stock compensation	(336,000)	(1,290,000)
Change in contingent liability	427,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,725,000)	(841,000)
Prepaid expenses and other current assets	218,000	(89,000)
Accounts payable and accrued expenses	142,000	1,307,000
Accrued compensation	422,000	652,000
Deferred revenue	9,000	(21,000)
Other long-term liabilities	1,096,000	—
Dining rewards payable	1,159,000	877,000

Net cash provided by operating activities	12,334,000	6,579,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(2,218,000)	(1,981,000)
Purchases of investments	(13,458,000)	(9,367,000)
Sales of investments	4,980,000	5,060,000

Net cash used in investing activities	(10,696,000)	(6,288,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	336,000	1,290,000
Proceeds from issuance of common stock upon exercise of employee stock options	2,375,000	1,038,000
Change in cash overdrafts	—	(988,000)

Net cash provided by financing activities	2,711,000	1,340,000

EFFECT OF EXCHANGE RATES ON CASH	83,000	94,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,432,000	1,725,000

CASH AND CASH EQUIVALENTS — Beginning of period	33,444,000	19,807,000

CASH AND CASH EQUIVALENTS — End of period	$37,876,000	$21,532,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$92,000	$114,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$479,000	$1,146,000

Vesting of early exercised stock options	$285,000	$298,000

See notes to condensed consolidated financial statements.	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. The OpenTable ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. Like the ERB, Connect allows restaurants to take online reservations via the OpenTable website; however, Connect does not provide the operational benefits that the ERB delivers to reservation-intensive restaurants. For diners, the Company operates www.opentable.com, a popular restaurant reservation website, and also provides a variety of mobile applications. The OpenTable website and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 9, 2011 with the SEC (the “2010 Annual Report”). The condensed consolidated balance sheet as of December 31, 2010, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2011 and December 31, 2010, and the Company’s results of operations for the three months ended March 31, 2011 and 2010, and its cash flows for the three months ended March 31, 2011 and 2010. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any future period. All references to March 31, 2011 or to the three months ended March 31, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Recently Issued Accounting Standards

 In October 2009, the Financial Accounting Standards Board (“FASB”) issued Topic 605—Revenue Recognition and Topic 985—Software. Topic 605—Revenue Recognition requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. Topic 985—Software removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. Topic 605—Revenue Recognition and Topic 985—Software should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after September 15, 2010, with early adoption permitted. Adoption of the updated guidance did not have an impact on the Company’s consolidated results of operations or financial condition.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At March 31, 2011:
U.S. government and agency securities	$17,494,000	$5,000	$(3,000)	$17,496,000
Total	$17,494,000	$5,000	$(3,000)	$17,496,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2010:
U.S. government and agency securities	$8,099,000	$1,000	$—	$8,100,000
Certificates of deposit	980,000	—	—	980,000
Total	$9,079,000	$1,000	$—	$9,080,000

As of March 31, 2011, certain investments with a total estimated fair value of $422,000 had maturity dates of greater than one year. As of December 31, 2010, there were no investments that had maturity dates of greater than one year.

The Company classifies investments within Level 1 of the fair value hierarchy when the fair value is based on quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

The Company classifies investments within Level 2 if the investments are valued using quoted prices for identical assets in markets that are not active, using quoted prices for similar assets in an active market, or using model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets.

Investments are classified within Level 3 of the fair value hierarchy if the fair value is determined using unobservable inputs that are not corroborated by market data. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	March 31, 2011			December 31, 2010
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$17,496,000	$—	$17,496,000	$8,100,000	$—	$8,100,000
Certificates of deposit	—	—	—	980,000	—	980,000
Total short-term investments	$17,496,000	$—	$17,496,000	$9,080,000	$—	$9,080,000

Subsequent to the issuance of the Company’s 2010 consolidated financial statements, the Company determined that the $8,100,000 of investments in U.S. government and agency securities as of December 31, 2010 should be classified as Level 2 investments (rather than Level 1 investments as originally classified) as these specific securities are not actively traded. Accordingly, we have corrected the classification of these securities from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2010.

4. Goodwill and Intangible Assets

A summary of the carrying amount of goodwill by business segment as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,	December 31,
	2011	2010

North America	$4,561,000	$4,561,000
International	39,160,000	37,786,000

Total Goodwill	$43,721,000	$42,347,000

The increase in goodwill of $1,374,000 was due to the change in foreign currency exchange rates from December 31, 2010 through March 31, 2011.

A summary of intangible assets as of March 31, 2011 and December 31, 2010 is as follows:

	March 31,			December 31,
	2011			2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks	$12,325,000	$30,000	$12,295,000	$11,897,000	$23,000	$11,874,000
Customer relationships	8,362,000	1,769,000	6,593,000	8,098,000	940,000	7,158,000
Developed technology	1,556,000	483,000	1,073,000	1,515,000	299,000	1,216,000
Total intangible assets	$22,243,000	$2,282,000	$19,961,000	$21,510,000	$1,262,000	$20,248,000

Amortization of intangible assets was $988,000 and $74,000 for the three months ended March 31, 2011 and 2010, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2011 (remainder): $2,967,000; 2012: $3,395,000; 2013: $1,341,000; 2014: $66,000.

Unaudited Pro Forma Condensed Combined Financial Information

The unaudited pro forma financial information provided below, for the three months ended March 31, 2011 and 2010, assumes the acquisition of toptable.com occurred on January 1, 2010 and includes the impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2010.

	Three Months Ended
	March 31,
	2011	2010
Revenues	$33,707,000	$24,036,000
Income from operations	6,514,000	3,247,000
Net income	4,185,000	1,909,000

Net income per share
Basic	$0.18	$0.08
Diluted	$0.17	$0.08

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

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

6. Stockholders’ Equity

Stock-Based Compensation

The Company accounts for stock-based compensation under Topic 718—Stock Compensation (Topic 718), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three months ended March 31, 2011 and 2010, respectively:

	Three Months Ended March 31,
	2011	2010
Dividend yield	0%	0%
Volatility	53%	52% - 53%
Risk-free interest rate	2.67%	2.75%-2.93%
Expected term, in years	6.08	6.02 - 6.56

The Company granted 600 and 759,980 stock options during the three months ended March 31, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to stock options of $2,726,000 and $1,534,000 for three months ended March 31, 2011 and 2010, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended March 31, 2011 and 2010, the Company recorded $336,000 and $1,290,000, respectively, of excess tax benefits from stock-based compensation.

Restricted Stock Units

The Company began granting restricted stock units (“RSUs”) to its employees in November 2010. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term. Stock-based compensation expense is amortized on a straight-line basis over the requisite service period.

The Company granted 11,510 RSUs during the three months ended March 31, 2011. The Company recorded stock-based compensation expense related to RSUs of $278,000 for the three months ended March 31, 2011.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. The Company’s weighted average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods.

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 220,000 and 281,000 shares were excluded from the dilutive shares outstanding for the three months ended March 31, 2011 and 2010, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 76,000 and 706,000 were excluded from the dilutive shares outstanding for the three months ended March 31, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months
	Ended March 31,
	2011	2010

Basic net income per common share calculation:
Net income	$4,185,000	$2,524,000
Less: Undistributed earnings allocated to participating securities	(12,000)	(38,000)
Net income attributable to common shares - basic	4,173,000	2,486,000
Basic weighted average common shares outstanding	23,332,000	22,199,000
Basic net income per share	$0.18	$0.11

Diluted net income per common share calculation:
Net income	$4,185,000	$2,524,000
Less: Undistributed earnings allocated to participating securities	(8,000)	(25,000)
Net income attributable to common shares - diluted	4,177,000	2,499,000
Weighted average shares used to compute basic net income per share	23,332,000	22,199,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	44,000	234,000
Employee stock options	1,148,000	1,104,000
Employee stock awards	6,000	—
Weighted average shares used to compute diluted net income per share	24,530,000	23,537,000
Diluted net income per share	$0.17	$0.11

8. Income Taxes

During the three months ended March 31, 2011, the Company recorded income tax expense of $2,350,000, which resulted in an effective tax rate of 36.0%. During the three months ended March 31, 2010, the Company recorded income tax expense of $1,311,000, which resulted in an effective tax rate of 34.2%. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2011 differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year federal and state research and development credits and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges. The Company’s effective tax rate for the three months ended March 31, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of March 31, 2011 and December 31, 2010 were $17,585,000. As of March 31, 2011 and December 31, 2010, the Company recorded $140,000 and $124,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments. Comprehensive income for the three months ended March 31, 2011 and 2010 was $6,269,000 and $2,495,000, respectively.

Accumulated other comprehensive income of $779,000 as of March 31, 2011 was comprised of $778,000 of foreign currency translation gains and $1,000 of unrealized gain on investments. Accumulated other comprehensive loss of $1,305,000 as of December 31, 2010 was comprised of $1,306,000 of foreign currency translation losses and $1,000 of unrealized gain on investments.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended March 31, 2011
Revenues—subscription	$10,621,000	$1,397,000	$12,018,000
Revenues—reservations	14,976,000	2,631,000	17,607,000
Revenues—installation and other	3,177,000	905,000	4,082,000
Income (loss) from operations	10,085,000	(3,571,000)	6,514,000
Interest income	16,000	—	16,000
Depreciation and amortization expense	1,695,000	1,136,000	2,831,000
Purchases of property, equipment and software	1,604,000	614,000	2,218,000
Three months ended March 31, 2010
Revenues—subscription	$9,091,000	$960,000	$10,051,000
Revenues—reservations	9,798,000	239,000	10,037,000
Revenues—installation and other	1,135,000	28,000	1,163,000
Income (loss) from operations	5,293,000	(1,527,000)	3,766,000
Interest income	66,000	—	66,000
Depreciation and amortization expense	1,403,000	138,000	1,541,000
Purchases of property, equipment and software	1,818,000	163,000	1,981,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended March 31,
	2011	2010
Revenues:
United States	$27,091,000	$18,862,000
United Kingdom	4,123,000	747,000
International—all others	2,493,000	1,642,000
Total revenues	$33,707,000	$21,251,000

	As of	As of
	March 31,	December 31,
	2011	2010
Long-lived assets(1):
United States	$11,775,000	$12,034,000
United Kingdom	1,784,000	1,229,000
International—all others	1,714,000	1,715,000
Total long-lived assets	$15,273,000	$14,978,000

(1)                                  Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any of the period presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2010 Annual Report.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-

looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2010 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. Our solutions for diners include www.opentable.com, our popular restaurant reservation website, as well as a variety of mobile applications. The OpenTable network includes more than 20,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated more than 200 million diners through OpenTable reservations, and during the three months ended March 31, 2011, we seated an average of approximately 7.5 million diners per month, including diners seated by toptable.com (“toptable”), which we acquired in October 2010. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended March 31, 2011 and 2010, our net revenues were $33.7 million and $21.3 million, respectively. For the three months ended March 31, 2011 and 2010, our subscription revenues accounted for 36% and 47% of our total revenues, respectively. For the three months ended March 31, 2011 and 2010, our reservation revenues accounted for 52% and 47% of our total revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended March 31, 2011 and 2010 represented 15% and 6% of our total revenues, respectively. On October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed $3.0 million to revenues for the three months ended March 31, 2011. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers; we do not charge any fees to diners for online restaurant reservations. Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately four to six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our 2010 Annual Report.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and internal use software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2010 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

Other Income, Net

Other income, net consists primarily of the interest income earned on our cash, cash equivalents and short-term investments. Foreign exchange gains and losses are also included in other income, net.

Income Taxes

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

During the three months ended March 31, 2011, we recorded income tax expense of $2.4 million, which resulted in an effective tax rate of 36.0%. During the three months ended March 31, 2010, we recorded income tax expense of $1.3 million, which resulted in an effective tax rate of 34.2%. The tax provision and the effective tax rate for the three months ended March 31, 2011 differed from those of the same period ended March 31, 2010, primarily due to benefits resulting from the recognition of current year federal and state research and development credits and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges. Our effective tax rate for the three months ended March 31, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Factors that impact our income tax provision include, but are not limited to, the compensation expense related to non-deductible share-based payments, recognition of research and development tax benefits and the federal Domestic Manufacturing Deduction and discrete tax benefits arising from the disqualified disposition of certain stock-based compensation awards.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States of America, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

There have been no material changes to our critical accounting policies described in our 2010 Annual Report. For further information on our critical and other significant accounting policies, see our 2010 Annual Report.

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

	Three Months Ended
	March 31,
	2011	2010
	(In thousands, except per share amounts)

REVENUES	$33,707	$21,251

COSTS AND EXPENSES:
Operations and support (1)	9,472	6,002
Sales and marketing (1)	7,812	4,740
Technology (1)	4,047	2,720
General and administrative (1)	5,862	4,023

Total costs and expenses	27,193	17,485

Income from operations	6,514	3,766
Other income, net	21	69

Income before taxes	6,535	3,835
Income tax expense	2,350	1,311

NET INCOME	$4,185	$2,524

Net income per share:
Basic	$0.18	$0.11
Diluted	$0.17	$0.11

Weighted average shares outstanding:
Basic	23,332	22,199
Diluted	24,530	23,537

(1) Stock-based compensation included in above line items:
Operations and support	$412	$187
Sales and marketing	510	394
Technology	451	283
General and administrative	1,631	670
	$3,004	$1,534

Other Operational Data:
Installed restaurants (at period end):
North America	14,522	11,487
International	6,692	1,642
Total	21,214	13,129

Seated diners (in thousands):
North America	20,870	14,093
International	1,553	408
Total	22,423	14,501

Headcount (at period end):
North America	358	275
International	156	68
Total	514	343

Additional Financial Data:
Revenues:
North America	$28,774	$20,024
International	4,933	1,227
Total	$33,707	$21,251

Income (loss) from operations:
North America	$10,085	$5,293
International	(3,571)	(1,527)
Total	$6,514	$3,766

Depreciation and amortization:
North America	$1,695	$1,403
International	1,136	138
Total	$2,831	$1,541

Stock-based compensation:
North America	$2,019	$1,479
International	985	55
Total	$3,004	$1,534

	(as a percentage of revenue)

REVENUES	100%	100%

COSTS AND EXPENSES:
Operations and support	28%	28%
Sales and marketing	23%	22%
Technology	12%	13%
General and administrative	17%	19%

Total costs and expenses	80%	82%

Income from operations	19%	18%
Other income, net	0%	0%

Income before taxes	19%	18%
Income tax expense	7%	6%

NET INCOME	12%	12%

Revenues

	Three Months Ended
	March 31,		Three Month
	2011	2010	% Change

	(Dollars in thousands)

Revenues by Type:
Subscription	$12,018	$10,051	20%
Reservation	17,607	10,037	75%
Installation and other	4,082	1,163	251%
Total	$33,707	$21,251	59%

Percentage of Revenues by Type:
Subscription	36%	47%
Reservation	52%	47%
Installation and other	12%	6%
Total	100%	100%

Revenues by Location:
North America	$28,774	$20,024	44%
International	4,933	1,227	302%
Total	$33,707	$21,251	59%

Percentage of Revenues by Location:
North America	85%	94%
International	15%	6%
Total	100%	100%

Total revenues increased $12.5 million, or 59%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Subscription revenues increased $2.0 million, or 20%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $7.6 million, or 75%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Reservation revenues increased as a result of the increase in seated diners, plus the addition of $2.1 million of reservation revenues resulting from the acquisition of toptable. Installation and other revenues increased $2.9 million, or 251%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Installation and other revenues increased primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales, plus the addition of $0.9 million of other revenues resulting from the acquisition of toptable.

Costs and Expenses

Operations and Support

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

Operations and support	$9,472	$6,002	58%

Headcount (at period end):
North America	121	83	46%
International	55	28	96%
Total	176	111	59%

Our operations and support expenses increased $3.5 million, or 58%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in operations and support expenses was primarily attributable to a $1.4 million increase in headcount-related expenses, including stock-based compensation expense and a $0.2 million increase in cost at our outsourced customer support center. Also contributing to the increase was a $0.9 million increase in amortization of intangible assets, a $0.2 million increase in depreciation of capitalized website and software development costs, plus an increase in restaurant equipment costs, including depreciation on restaurant hardware, and equipment and shipping costs in connection with the increase in the installed base.

Sales and Marketing

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

Sales and marketing	$7,812	$4,740	65%

Headcount (at period end):
North America	103	77	34%
International	66	32	106%
Total	169	109	55%

Our sales and marketing expenses increased $3.1 million, or 65%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in sales and marketing expenses was primarily attributable to a $1.9 million increase in headcount-related costs, including stock-based compensation expense, plus the addition of $0.5 million of pay-per-click marketing expenses incurred by toptable during the first quarter of 2011.

Technology

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

Technology	$4,047	$2,720	49%

Headcount (at period end):
North America	86	69	25%
International	13	0	100%
Total	99	69	43%

Our technology expenses increased $1.3 million, or 49%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in technology expenses was primarily attributable to a $1.2 million increase in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

General and administrative	$5,862	$4,023	46%

Headcount (at period end):
North America	48	46	4%
International	22	8	175%
Total	70	54	30%

Our general and administrative expenses increased $1.8 million, or 46%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in general and administrative expenses was primarily attributable to a $0.9 million increase in headcount-related costs, including stock-based compensation expense, plus an increase of $0.8 million in professional services, primarily reflecting increased legal and audit services during the first quarter of 2011. These increases were partially offset by a $0.4 million reduction in the contingent liability related to potential performance-based cash payments to the founder of Table Maestro, LLC.

Other Income, Net

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

Other income, net	$21	$69	-70%

Other income, net remained relatively consistent for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Three
	March 31,		Month
	2011	2010	% Change

	(Dollars in thousands)

Income tax expense	$2,350	$1,311	79%

Income tax expense increased $1.0 million, or 79%, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The increase in income tax expense reflects the increase in income before taxes. Our effective tax rate increased in 2011 as compared to 2010 due to a reduction in discrete tax benefits arising during the first quarter of 2011 as compared to the first quarter of 2010.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2011	2010
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	2,218	1,981
Depreciation and amortization
North America	1,695	1,403
International	1,136	138
Total depreciation and amortization	2,831	1,541
Cash provided by operating activities	12,334	6,579
Cash used in investing activities	(10,696)	(6,288)
Cash provided by financing activities	2,711	1,340

As of March 31, 2011, we had cash and cash equivalents of $37.9 million and short-term investments of $17.5 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

Amounts deposited with third party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments.

We have a $3.0 million line of credit to fund working capital under which we had no amounts drawn down as of March 31, 2011. This line of credit expires in July 2011.

Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from stock sales, including our initial public offering in 2009 and the ongoing exercise of employee stock options. We had cash and cash equivalents of $37.9 million at March 31, 2011 and we believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the three months ended March 31, 2011, operating activities provided $12.3 million in cash, primarily as a result of net income of $4.2 million, $3.0 million in stock-based compensation, $2.8 million in depreciation and amortization, $0.5 million in write-offs of property, equipment and software and $0.4 million in provision for bad debts. These amounts were partially offset by a cash usage of $1.7 million as a result of an increased accounts receivable balance.

For the three months ended March 31, 2010, operating activities provided $6.6 million in cash, as a result of net income of $2.5 million, plus $1.5 million in depreciation and amortization, $1.5 million in stock-based compensation and a $2.0 million increase in accrued expenses and compensation.

Investing Activities

Our primary investing activities have consisted of purchases and maturities of short-term investments and purchases of property, equipment and software and the investment in business acquisitions. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.

In addition to purchases of property, equipment and software, we purchased $8.5 million (net of sales) of short-term investments in the three months ended March 31, 2011 and purchased $4.3 million (net of sales) of short-term investments in the three months ended March 31, 2010.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity awards and the excess tax benefit related to stock-based compensation plus the repayment of cash overdrafts during the three months ended March 31, 2010.

Off Balance Sheet Arrangements

As of March 31, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

As of March 31, 2011, there were no significant changes to our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2010 Annual Report. The risks described in our 2010 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our directors, executive officers and principal stockholder have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 7% of our outstanding common stock. In addition, as of March 31, 2011, approximately 14.5% of our outstanding common stock was held by FMR LLC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, (File No. 333-157034), and incorporated herein by reference.

(2)          Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, (File No. 333-157034), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ MATTHEW ROBERTS

Matthew Roberts Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: May 5, 2011

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, (File No. 333-157034), and incorporated herein by reference.

(2)          Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009, (File No. 333-157034), and incorporated herein by reference.