Form 10-Q
period 2011-06-30
OPENTABLE INC
filed 2011-08-04
CIK 1125914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter time period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

As of August 1, 2011, 23,676,769 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$50,160,000	$33,444,000
Short-term investments	18,941,000	9,080,000
Accounts receivable, net of allowance for doubtful accounts of $1,046,000, and $1,260,000 at June 30, 2011 and December 31, 2010	15,485,000	13,292,000
Prepaid expenses and other current assets	2,886,000	2,919,000
Deferred tax asset	7,930,000	7,882,000
Restricted cash	—	167,000

Total current assets	95,402,000	66,784,000

Property, equipment and software, net	15,167,000	14,612,000
Goodwill	43,692,000	42,347,000
Intangibles, net	18,956,000	20,248,000
Deferred tax asset	5,541,000	5,539,000
Other assets	877,000	366,000

TOTAL ASSETS	$179,635,000	$149,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,085,000	$1,862,000
Accrued expenses	4,915,000	5,804,000
Accrued compensation	4,436,000	4,189,000
Deferred revenue	2,142,000	1,852,000
Dining rewards payable	18,089,000	15,398,000
Total current liabilities	32,667,000	29,105,000

Deferred revenue — non-current	2,474,000	2,802,000
Deferred tax liability	5,261,000	5,644,000
Income tax liability	12,758,000	8,577,000
Other long-term liabilities	474,000	1,623,000

Total liabilities	53,634,000	47,751,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 23,858,168 and 23,507,765 shares issued, 23,647,921 and 23,297,518 shares outstanding at June 30, 2011 and December 31, 2010	2,000	2,000
Additional paid-in capital	154,598,000	143,292,000
Treasury stock, at cost (210,247 shares at June 30, 2011 and December 31, 2010)	(647,000)	(647,000)
Accumulated other comprehensive income (loss)	735,000	(1,305,000)
Accumulated deficit	(28,687,000)	(39,197,000)

Total stockholders’ equity	126,001,000	102,145,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$179,635,000	$149,896,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

REVENUES	$34,290,000	$22,453,000	$67,997,000	$43,704,000

COSTS AND EXPENSES:
Operations and support	9,686,000	6,324,000	19,158,000	12,326,000
Sales and marketing	6,403,000	5,046,000	14,215,000	9,786,000
Technology	3,531,000	3,020,000	7,578,000	5,740,000
General and administrative	5,148,000	3,879,000	11,010,000	7,902,000

Total costs and expenses	24,768,000	18,269,000	51,961,000	35,754,000

Income from operations	9,522,000	4,184,000	16,036,000	7,950,000
Other income, net	24,000	73,000	45,000	142,000

Income before taxes	9,546,000	4,257,000	16,081,000	8,092,000
Income tax expense	3,221,000	1,673,000	5,571,000	2,984,000

NET INCOME	$6,325,000	$2,584,000	$10,510,000	$5,108,000

Net income per share (See Note 7):
Basic	$0.27	$0.11	$0.45	$0.23
Diluted	$0.26	$0.11	$0.43	$0.21

Weighted average shares outstanding:
Basic	23,558,000	22,502,000	23,446,000	22,352,000
Diluted	24,615,000	23,801,000	24,573,000	23,648,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$10,510,000	$5,108,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,788,000	3,023,000
Amortization of intangibles	1,993,000	148,000
Provision for doubtful accounts	822,000	497,000
Stock-based compensation	4,840,000	3,334,000
Write-off of property, equipment and software	723,000	266,000
Deferred taxes	—	(494,000)
Excess tax benefit related to stock compensation	(1,912,000)	(2,734,000)
Change in contingent liability	(1,085,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,917,000)	(1,662,000)
Prepaid expenses and other current assets	(338,000)	30,000
Accounts payable and accrued expenses	2,587,000	2,439,000
Accrued compensation	198,000	415,000
Deferred revenue	(48,000)	(111,000)
Long-term liabilities	3,532,000	749,000
Dining rewards payable	2,678,000	1,863,000

Net cash provided by operating activities	25,371,000	12,871,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,652,000)	(4,983,000)
Purchases of investments	(18,196,000)	(24,926,000)
Sales of investments	8,228,000	23,175,000
Decrease in restricted cash	176,000	—

Net cash used in investing activities	(14,444,000)	(6,734,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	1,912,000	2,734,000
Proceeds from issuance of common stock upon exercise of employee stock options	3,817,000	1,841,000
Change in cash overdrafts	—	(988,000)

Net cash provided by financing activities	5,729,000	3,587,000

EFFECT OF EXCHANGE RATES ON CASH	60,000	(112,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,716,000	9,612,000

CASH AND CASH EQUIVALENTS — Beginning of period	33,444,000	19,807,000

CASH AND CASH EQUIVALENTS — End of period	$50,160,000	$29,419,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$122,000	$390,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$390,000	$192,000

Vesting of early exercised stock options	$541,000	$595,000

See notes to condensed consolidated financial statements.	(Concluded)

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2011 and December 31, 2010, and the Company’s results of operations for the three and six months ended June 30, 2011 and 2010, and its cash flows for the six months ended June 30, 2011 and 2010. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any future period. All references to June 30, 2011 or to the three or six months ended June 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820). Topic 820 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

In June 2011, the FASB issued Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of this standard will change the presentation of the Company’s consolidated financial statements but will have no effect on the reported amounts of comprehensive net income.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At June 30, 2011:
U.S. government and agency securities	$18,464,000	$10,000	$(2,000)	$18,472,000
Certificates of deposit	469,000	—	—	469,000
Total	$18,933,000	$10,000	$(2,000)	$18,941,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2010:
U.S. government and agency securities	$8,099,000	$1,000	$—	$8,100,000
Certificates of deposit	980,000	—	—	980,000
Total	$9,079,000	$1,000	$—	$9,080,000

As of June 30, 2011, certain investments with a total estimated fair value of $3,720,000 had maturity dates of greater than one year. As of December 31, 2010, there were no investments that had maturity dates of greater than one year.

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

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	June 30, 2011			December 31, 2010
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$18,472,000	$—	$18,472,000	$8,100,000	$—	$8,100,000
Certificates of deposit	469,000	—	469,000	980,000	—	980,000
Total short-term investments	$18,941,000	$—	$18,941,000	$9,080,000	$—	$9,080,000

Subsequent to the issuance of the Company’s 2010 consolidated financial statements, the Company determined that the $8,100,000 of investments in U.S. government and agency securities as of December 31, 2010 should be classified as Level 2 investments (rather than Level 1 investments as originally classified) as these specific securities are not actively traded. Accordingly, the Company has corrected the classification of these securities from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2010.

4. Goodwill and Intangible Assets

A summary of the carrying amount of goodwill by business segment as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,	December 31,
	2011	2010

North America	$4,561,000	$4,561,000
International	39,131,000	37,786,000

Total Goodwill	$43,692,000	$42,347,000

The increase in goodwill of $1,345,000 was due to the change in foreign currency exchange rates.

A summary of intangible assets as of June 30, 2011 and December 31, 2010 is as follows:

	June 30,			December 31,
	2011			2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks	$12,314,000	$37,000	$12,277,000	$11,897,000	$23,000	$11,874,000
Customer relationships	8,355,000	2,570,000	5,785,000	8,098,000	940,000	7,158,000
Developed technology	1,555,000	661,000	894,000	1,515,000	299,000	1,216,000
Total intangible assets	$22,224,000	$3,268,000	$18,956,000	$21,510,000	$1,262,000	$20,248,000

Amortization of intangible assets was $1,005,000 and $74,000 for the three months ended June 30, 2011 and 2010, respectively. Amortization of intangible assets was $1,993,000 and $148,000 for the six months ended June 30, 2011 and 2010, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2011 (remainder): $1,977,000; 2012: $3,392,000; 2013: $1,340,000; 2014: $66,000.

Unaudited Pro Forma Condensed Combined Financial Information

In October 2010, the Company acquired toptable.com (“toptable”), a leading restaurant reservation site in the United Kingdom.

The unaudited pro forma financial information provided below, for the three and six months ended June 30, 2011 and 2010, assumes the acquisition of toptable occurred on January 1, 2010 and includes the impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$34,290,000	$24,918,000	$67,997,000	$48,954,000
Income from operations	9,522,000	3,790,000	16,036,000	7,037,000
Net income	6,325,000	2,138,000	10,510,000	4,047,000

Net income per share
Basic	$0.27	$0.09	$0.45	$0.18
Diluted	$0.26	$0.09	$0.43	$0.17

5. Commitments and Contingencies

The Company leases its facilities under operating leases. Leases expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”) in the United States District Court for the Northern District of California, seeking, among other things, a judgment that the Company has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. The Company denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. The Company and Mount Hamilton have entered into a settlement agreement which is reflected in the Company’s financial statements as of June 30, 2011, and the claims between the parties were dismissed with prejudice on July 7, 2011.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and six months ended June 30, 2011 and 2010, respectively:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Volatility	53%	52%	53%	52%-53%
Risk-free interest rate	1.77%-2.08%	2.15%-2.95%	1.77%-2.67%	2.15%-2.95%
Expected term, in years	5.50-5.52	5.50-6.08	5.50-6.08	5.50-6.56

The Company granted 107,790 and 137,450 stock options during the three months ended June 30, 2011 and 2010, respectively, and 108,390 and 897,430 stock options during the six months ended June 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to stock options of $1,118,000 and $1,800,000 for three months ended June 30, 2011 and 2010, respectively, and $3,843,000 and $3,334,000 for the six months ended June 30, 3011 and 2010, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended June 30, 2011 and 2010, the Company recorded $1,576,000 and $1,444,000, respectively, of excess tax benefits from stock-based compensation and $1,912,000 and $2,734,000, respectively, for the six months ended June 30, 2011 and 2010.

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

The Company granted 23,736 and 35,246 RSUs, respectively, during the three and six months ended June 30, 2011. The Company recorded stock-based compensation expense related to RSUs of $718,000 and $997,000, respectively, for the three and six months ended June 30, 2011.

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

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 220,000 shares were excluded from the dilutive shares outstanding for the three and six months ended June 30, 2011, as the performance criteria had not been met as of the respective dates. 281,000 shares were excluded from the dilutive shares outstanding for the three and six months ended June 30, 2010, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 18,000 and 58,000 were excluded from the dilutive shares outstanding for the three months ended June 30, 2011 and 2010, respectively. Anti-dilutive shares in the amounts of 80,000 and 515,000 were excluded from the dilutive shares outstanding for the six months ended June 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Basic net income per common share calculation:
Net income	$6,325,000	$2,584,000	$10,510,000	$5,108,000
Less: Undistributed earnings allocated to participating securities	(5,000)	(30,000)	(19,000)	(68,000)
Net income attributable to common shares - basic	6,320,000	2,554,000	10,491,000	5,040,000
Basic weighted average common shares outstanding	23,558,000	22,502,000	23,446,000	22,352,000
Basic net income per share	$0.27	$0.11	$0.45	$0.23

Diluted net income per common share calculation:
Net income	$6,325,000	$2,584,000	$10,510,000	$5,108,000
Less: Undistributed earnings allocated to participating securities	(3,000)	(20,000)	(12,000)	(45,000)
Net income attributable to common shares - diluted	6,322,000	2,564,000	10,498,000	5,063,000
Weighted average shares used to compute basic net income per share	23,558,000	22,502,000	23,446,000	22,352,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	11,000	180,000	27,000	208,000
Employee stock options	1,037,000	1,119,000	1,093,000	1,088,000
Employee stock awards	9,000	—	7,000	—
Weighted average shares used to compute diluted net income per share	24,615,000	23,801,000	24,573,000	23,648,000
Diluted net income per share	$0.26	$0.11	$0.43	$0.21

8. Income Taxes

During the three and six months ended June 30, 2011, the Company recorded income tax expense of $3,221,000 and $5,571,000, respectively, which resulted in an effective tax rate of 34% and 35%, respectively. During the three and six months ended June 30, 2010, the Company recorded income tax expense of $1,673,000 and $2,984,000, respectively, which resulted in an effective tax rate of 39% and 37% respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and six months ended June 30, 2011 differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year federal and state research and development credits and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges. The Company’s effective tax rate for the three and six months ended June 30, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of June 30, 2011 and December 31, 2010 were $17,618,000 and $17,585,000, respectively. As of June 30, 2011 and December 31, 2010, the Company recorded $156,000 and $124,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments. Comprehensive income for the three months ended June 30, 2011 and 2010 was $6,281,000 and $2,498,000, respectively.

Accumulated other comprehensive income of $735,000 as of June 30, 2011 was comprised of $727,000 of foreign currency translation gains and $8,000 of unrealized gain on investments. Accumulated other comprehensive loss of $1,305,000 as of December 31, 2010 was comprised of $1,306,000 of foreign currency translation losses and $1,000 of unrealized gain on investments.

10. Segment Information

The Company operates in one industry—online restaurant reservations and guest management solutions for restaurants. The Company has two reportable segments: North America and International, as defined by Topic 280—Segment Reporting. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The Chief Executive Officer acts as the chief operating decision maker on behalf of both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended June 30, 2011
Revenues—subscription	$11,090,000	$1,472,000	$12,562,000
Revenues—reservations	15,560,000	2,736,000	18,296,000
Revenues—installation and other	2,592,000	840,000	3,432,000
Income (loss) from operations	12,240,000	(2,718,000)	9,522,000
Interest income	16,000	2,000	18,000
Depreciation and amortization expense	1,741,000	1,209,000	2,950,000
Purchases of property, equipment and software	1,692,000	742,000	2,434,000
Three months ended June 30, 2010
Revenues—subscription	$9,450,000	$1,012,000	$10,462,000
Revenues—reservations	10,468,000	263,000	10,731,000
Revenues—installation and other	1,238,000	22,000	1,260,000
Income (loss) from operations	5,653,000	(1,469,000)	4,184,000
Interest income	72,000	—	72,000
Depreciation and amortization expense	1,495,000	135,000	1,630,000
Purchases of property, equipment and software	2,742,000	260,000	3,002,000
Six months ended June 30, 2011
Revenues—subscription	$21,711,000	$2,869,000	$24,580,000
Revenues—reservations	30,536,000	5,367,000	35,903,000
Revenues—installation and other	5,769,000	1,745,000	7,514,000
Income (loss) from operations	22,325,000	(6,289,000)	16,036,000
Interest income	32,000	2,000	34,000
Depreciation and amortization expense	3,436,000	2,345,000	5,781,000
Purchases of property, equipment and software	3,296,000	1,356,000	4,652,000
Six months ended June 30, 2010
Revenues—subscription	$18,541,000	$1,972,000	$20,513,000
Revenues—reservations	20,266,000	502,000	20,768,000
Revenues—installation and other	2,373,000	50,000	2,423,000
Income (loss) from operations	10,946,000	(2,996,000)	7,950,000
Interest income	137,000	—	137,000
Depreciation and amortization expense	2,898,000	273,000	3,171,000
Purchases of property, equipment and software	4,560,000	423,000	4,983,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
United States	$27,430,000	$19,857,000	$54,521,000	$38,720,000
United Kingdom	4,149,000	762,000	8,272,000	1,509,000
International—all others	2,711,000	1,834,000	5,204,000	3,475,000
Total revenues	$34,290,000	$22,453,000	$67,997,000	$43,704,000

	As of	As of
	June 30,	December 31,
	2011	2010
Long-lived assets(1):
United States	$12,207,000	$12,034,000
United Kingdom	2,152,000	1,229,000
International—all others	1,685,000	1,715,000
Total long-lived assets	$16,044,000	$14,978,000

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

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2010 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. Our solutions for diners include www.opentable.com, our popular restaurant reservation website, as well as a variety of mobile applications. The OpenTable network includes more than 20,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated more than 200 million diners through OpenTable reservations, and during the three months ended June 30, 2011, we seated an average of nearly 8 million diners per month, including diners seated by toptable.com (“toptable”), which we acquired in October 2010. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our online restaurant reservation service is free to diners. For the three months ended June 30, 2011 and 2010, our net revenues were $34.3 million and $22.5 million, respectively. For the six months ended June 30, 2011 and 2010, our net revenues were $68.0 million and $43.7 million, respectively. For the three months ended June 30, 2011 and 2010, our subscription revenues accounted for 37% and 47% of our total revenues, respectively, and 36% and 47% of total revenues for the six months ended June 30, 2011 and 2010, respectively. For the three months ended June 30, 2011 and 2010, our reservation revenues accounted for 53% and 48% of our total revenues, respectively, and 53% and 48% of total revenues for the six months ended June 30, 2011 and 2010, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three and six months ended June 30, 2011 and 2010 represented 15% and 6% of our total revenues, respectively. On October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed $2.9 million and $5.8 million to revenues, respectively, for the three and six months ended June 30, 2011. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include installation fees for our ERB (including training), monthly subscription fees and a fee for each restaurant guest seated through online reservations. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately four to six years. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our 2010 Annual Report.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and internal use software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2010 Annual Report) and amortization of intangible assets. Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

During the three and six months ended June 30, 2011, we recorded income tax expense of $3.2 million and $5.6 million, respectively, which resulted in an effective tax rate of 34% and 35%, respectively. During the three and six months ended June 30, 2010, we recorded income tax expense of $1.7 million and $3.0 million, respectively, which resulted in an effective tax rate of 39% and 37%, respectively. The tax provision and the effective tax rate for the three and six months ended June 30, 2011 differed from those of the same period ended June 30, 2010, primarily due to benefits resulting from the recognition of current year federal and state research and development credits and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges. Our effective tax rate for the three and six months ended June 30, 2011 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2011.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

REVENUES	$34,290	$22,453	$67,997	$43,704

COSTS AND EXPENSES:
Operations and support (1)	9,686	6,324	19,158	12,326
Sales and marketing (1)	6,403	5,046	14,215	9,786
Technology (1)	3,531	3,020	7,578	5,740
General and administrative (1)	5,148	3,879	11,010	7,902

Total costs and expenses	24,768	18,269	51,961	35,754

Income from operations	9,522	4,184	16,036	7,950
Other income, net	24	73	45	142

Income before taxes	9,546	4,257	16,081	8,092
Income tax expense	3,221	1,673	5,571	2,984

NET INCOME	$6,325	$2,584	$10,510	$5,108

Net income per share:
Basic	$0.27	$0.11	$0.45	$0.23
Diluted	$0.26	$0.11	$0.43	$0.21

Weighted average shares outstanding:
Basic	23,558	22,502	23,446	22,352
Diluted	24,615	23,801	24,573	23,648

(1) Stock-based compensation included in above line items:
Operations and support	$446	$232	$858	$419
Sales and marketing	493	471	1,003	865
Technology	437	360	888	643
General and administrative	460	737	2,091	1,407
	$1,836	$1,800	$4,840	$3,334

Other Operational Data:
Installed restaurants (at period end):
North America	15,560	12,250	15,560	12,250
International	7,067	1,878	7,067	1,878
Total	22,627	14,128	22,627	14,128

Seated diners (in thousands):
North America	22,196	15,130	43,066	29,223
International	1,618	463	3,171	871
Total	23,814	15,593	46,237	30,094

Headcount (at period end):
North America	378	293	378	293
International	162	73	162	73
Total	540	366	540	366

Additional Financial Data:
Revenues:
North America	$29,242	$21,156	$58,016	$41,180
International	5,048	1,297	9,981	2,524
Total	$34,290	$22,453	$67,997	$43,704

Income (loss) from operations:
North America	$12,240	$5,653	$22,325	$10,946
International	(2,718)	(1,469)	(6,289)	(2,996)
Total	$9,522	$4,184	$16,036	$7,950

Depreciation and amortization:
North America	$1,741	$1,495	$3,436	$2,898
International	1,209	135	2,345	273
Total	$2,950	$1,630	$5,781	$3,171

Stock-based compensation:
North America	$862	$1,689	$2,881	$3,168
International	974	111	1,959	166
Total	$1,836	$1,800	$4,840	$3,334

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	28	28	28	28
Sales and marketing	19	23	21	22
Technology	10	13	11	13
General and administrative	15	17	16	18

Total costs and expenses	72	81	76	81

Income from operations	28	19	24	19
Other income, net	—	—	—	—

Income before taxes	28	19	24	19
Income tax expense	9	7	8	7

NET INCOME	19%	12%	16%	12%

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	$12,562	$10,462	$24,580	$20,513	20%	20%
Reservation	18,296	10,731	35,903	20,768	70%	73%
Installation and other	3,432	1,260	7,514	2,423	172%	210%
Total	$34,290	$22,453	$67,997	$43,704	53%	56%

Percentage of Revenues by Type:
Subscription	37%	47%	36%	47%
Reservation	53%	48%	53%	48%
Installation and other	10%	6%	11%	6%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$29,242	$21,156	$58,016	$41,180	38%	41%
International	5,048	1,297	9,981	2,524	289%	295%
Total	$34,290	$22,453	$67,997	$43,704	53%	56%

Percentage of Revenues by Location:
North America	85%	94%	85%	94%
International	15%	6%	15%	6%
Total	100%	100%	100%	100%

Total revenues increased $11.8 million, or 53%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $24.3 million, or 56%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Subscription revenues increased $2.1 million, or 20%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $4.1 million, or 20%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $7.6 million, or 70%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 and $15.1 million, or 73%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Reservation revenues increased as a result of the increase in seated diners, plus the addition of $2.1 million and $4.2 million for the three and six months ended June 30, 2011, respectively, of reservation revenues resulting from the acquisition of toptable. Installation and other revenues increased $2.2 million, or 172%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales, plus the addition of $0.8 million of other revenues resulting from the acquisition of toptable. Installation and other revenues increased $5.1 million, or 210%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales, plus the addition of $1.7 million of other revenues resulting from the acquisition of toptable.

Costs and Expenses

Operations and Support

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Operations and support	$9,686	$6,324	$19,158	$12,326	53%	55%

Headcount (at period end):
North America	134	84	134	84	60%	60%
International	59	33	59	33	79%	79%
Total	193	117	193	117	65%	65%

Our operations and support expenses increased $3.4 million, or 53%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $6.8 million, or 55%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in operations and support expenses was primarily attributable to an increase of $1.4 million for the three months and $2.8 million for the six months, in headcount-related expenses, including stock-based compensation expense and a $0.3 million increase for the three months and $0.5 million for the six months in cost at our outsourced customer support center. Also contributing to the increase was a $0.9 million increase for the three months and $1.8 million for the six months in amortization of intangible assets, a $0.2 million increase for the three months and $0.3 million for the six months in depreciation of capitalized website and software development costs, plus an increase in restaurant equipment costs, including depreciation on restaurant hardware, and equipment and shipping costs in connection with the increase in the installed base.

Sales and Marketing

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$6,403	$5,046	$14,215	$9,786	27%	45%

Headcount (at period end):
North America	101	87	101	87	16%	16%
International	64	32	64	32	100%	100%
Total	165	119	165	119	39%	39%

Our sales and marketing expenses increased $1.4 million, or 27%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $4.4 million, or 45%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in sales and marketing expenses for both the three and six month periods was primarily attributable to increases in headcount-related costs, including stock-based compensation expense, plus the addition of $0.3 million for the three months and $0.8 million for the six months of pay-per-click marketing expenses incurred by toptable.

Technology

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Technology	$3,531	$3,020	$7,578	$5,740	17%	32%

Headcount (at period end):
North America	90	77	90	77	17%	17%
International	16	0	16	0	100%	100%
Total	106	77	106	77	38%	38%

Our technology expenses increased $0.5 million, or 17%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $1.8 million, or 32%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in technology expenses for both the three and six month periods was primarily attributable to increases in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

General and administrative	$5,148	$3,879	$11,010	$7,902	33%	39%

Headcount (at period end):
North America	53	45	53	45	18%	18%
International	23	8	23	8	188%	188%
Total	76	53	76	53	43%	43%

Our general and administrative expenses increased $1.3 million, or 33%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and $3.1 million, or 39%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in general and administrative expenses was primarily attributable to an increase of $0.5 million for the three months and $1.8 million for the six months in headcount-related costs, including stock-based compensation expense, an increase of $0.2 million for the three months and $0.4 million for the six months in credit card processing fees, an increase of $0.2 million for the three months and $0.3 million for the six months in legal fees, plus a one-time legal settlement expensed in the second quarter of 2011. These increases were partially offset by a reduction of $0.7 million for the three months and $1.1 million for the six months in the contingent liability related to potential performance-based cash payments to the founder of Table Maestro, LLC.

Other Income, Net

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Other income, net	$24	$73	$45	$142	-67%	-68%

Other income, net remained relatively consistent for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Income tax expense	$3,221	$1,673	$5,571	$2,984	93%	87%

Income tax expense increased $1.5 million, or 93%, for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, and increased $2.6 million, or 87%, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. The increase in income tax expense reflects the increase in income before taxes. Our effective tax rate decreased in 2011 as compared to 2010 due to recognition of certain federal and state tax benefits arising during the first half of 2011 as compared to the first half of 2010.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2011	2010
	(in thousands)

Condensed Consolidated Statements of
Cash Flows Data:
Purchases of property, equipment and software	4,652	4,983
Depreciation and amortization
North America	3,436	2,898
International	2,345	273
Total depreciation and amortization	5,781	3,171
Cash provided by operating activities	25,371	12,871
Cash used in investing activities	(14,444)	(6,734)
Cash provided by financing activities	5,729	3,587

As of June 30, 2011, we had cash and cash equivalents of $50.2 million and short-term investments of $18.9 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government agency securities and certificates of deposit. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

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

We have a $5.0 million line of credit to fund working capital under which we had no amounts drawn down as of June 30, 2011. This line of credit expires in July 2012.

Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from stock sales, including our initial public offering in 2009 and the ongoing exercise of employee stock options. We had cash and cash equivalents of $50.2 million at June 30, 2011 and we believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2011, operating activities provided $25.4 million in cash, primarily as a result of net income of $10.5 million, $4.8 million in stock-based compensation, $5.8 million in depreciation and amortization, and a $2.7 million increase in dining rewards payable.

For the six months ended June 30, 2010, operating activities provided $12.9 million in cash, as a result of net income of $5.1 million, plus $3.2 million in depreciation and amortization, $3.3 million in stock-based compensation and a $3.0 million increase in accrued expenses and compensation.

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

In addition to purchases of property, equipment and software, we purchased $10.0 million (net of sales) of short-term investments in the six months ended June 30, 2011 and purchased $1.8 million (net of sales) of short-term investments in the six months ended June 30, 2010.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity awards and the excess tax benefit related to stock-based compensation plus the repayment of cash overdrafts during the six months ended June 30, 2010.

Off Balance Sheet Arrangements

As of June 30, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

As of June 30, 2011, there were no significant changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against us by Mount Hamilton in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. We denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. We subsequently entered into a settlement agreement with Mount Hamilton which is reflected in our financial statements as of June 30, 2011, and the claims between the parties were dismissed with prejudice on July 7, 2011.

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

As of June 30, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 6% of our outstanding common stock. In addition, as of June 30, 2011, approximately 19% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	Amended and Restated Offer Letter Agreement, dated May 2, 2011, by and between OpenTable, Inc. and Matthew Roberts.

10.2 (4)	Amended and Restated Offer Letter Agreement, dated May 2, 2011, by and between OpenTable, Inc. and Jeffrey Jordan.

31.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011, and incorporated herein by reference.

(4)          Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011, and incorporated herein by reference

(5)          Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ MATTHEW ROBERTS
Matthew Roberts
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Duly Authorized Signatory)

Date: August 4, 2011

INDEX TO EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	Amended and Restated Offer Letter Agreement, dated May 2, 2011, by and between OpenTable, Inc. and Matthew Roberts.

10.2 (4)	Amended and Restated Offer Letter Agreement, dated May 2, 2011, by and between OpenTable, Inc. and Jeffrey Jordan.

31.1

Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011, and incorporated herein by reference.

(4)          Filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2011, and incorporated herein by reference.

(5)          Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.