Form 10-Q
period 2011-09-30
OPENTABLE INC
filed 2011-11-03
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of October 31, 2011, 23,751,735 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$58,890,000	$33,444,000
Short-term investments	21,021,000	9,080,000
Accounts receivable, net of allowance for doubtful accounts of $1,025,000, and $1,260,000 at September 30, 2011 and December 31, 2010	15,216,000	13,292,000
Prepaid expenses and other current assets	3,534,000	2,919,000
Deferred tax asset	7,896,000	7,882,000
Restricted cash	—	167,000

Total current assets	106,557,000	66,784,000

Property, equipment and software, net	15,566,000	14,612,000
Goodwill	42,732,000	42,347,000
Intangibles, net	17,545,000	20,248,000
Deferred tax asset	5,377,000	5,539,000
Other assets	862,000	366,000

TOTAL ASSETS	$188,639,000	$149,896,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,595,000	$1,862,000
Accrued expenses	5,392,000	5,804,000
Accrued compensation	4,541,000	4,189,000
Deferred revenue	2,000,000	1,852,000
Dining rewards payable	19,363,000	15,398,000
Total current liabilities	32,891,000	29,105,000

Deferred revenue — non-current	2,343,000	2,802,000
Deferred tax liability	4,630,000	5,644,000
Income tax liability	12,758,000	8,577,000
Other long-term liabilities	444,000	1,623,000

Total liabilities	53,066,000	47,751,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 23,948,317 and 23,507,765 shares issued, 23,738,070 and 23,297,518 shares outstanding at September 30, 2011 and December 31, 2010	2,000	2,000
Additional paid-in capital	161,749,000	143,292,000
Treasury stock, at cost (210,247 shares at September 30, 2011 and December 31, 2010)	(647,000)	(647,000)
Accumulated other comprehensive income (loss)	(900,000)	(1,305,000)
Accumulated deficit	(24,631,000)	(39,197,000)

Total stockholders’ equity	135,573,000	102,145,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$188,639,000	$149,896,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

REVENUES	$34,356,000	$24,520,000	$102,353,000	$68,224,000

COSTS AND EXPENSES:
Operations and support	9,916,000	6,769,000	29,074,000	19,095,000
Sales and marketing	7,477,000	5,185,000	21,692,000	14,971,000
Technology	3,748,000	2,967,000	11,326,000	8,707,000
General and administrative	7,407,000	5,045,000	18,417,000	12,947,000

Total costs and expenses	28,548,000	19,966,000	80,509,000	55,720,000

Income from operations	5,808,000	4,554,000	21,844,000	12,504,000
Other income, net	23,000	67,000	68,000	209,000

Income before taxes	5,831,000	4,621,000	21,912,000	12,713,000
Income tax expense	1,775,000	786,000	7,346,000	3,770,000

NET INCOME	$4,056,000	$3,835,000	$14,566,000	$8,943,000

Net income per share (See Note 7):
Basic	$0.17	$0.17	$0.62	$0.39
Diluted	$0.17	$0.16	$0.59	$0.37

Weighted average shares outstanding:
Basic	23,695,000	22,706,000	23,530,000	22,471,000
Diluted	24,488,000	24,102,000	24,545,000	23,866,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

OPERATING ACTIVITIES:
Net income	$14,566,000	$8,943,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,842,000	4,653,000
Amortization of intangibles	2,986,000	227,000
Provision for doubtful accounts	1,328,000	858,000
Stock-based compensation	8,809,000	5,361,000
Write-off of property, equipment and software	853,000	383,000
Deferred taxes	162,000	(1,728,000)
Excess tax benefit related to stock compensation	(3,934,000)	(4,354,000)
Change in contingent liability	(1,085,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,246,000)	(3,087,000)
Prepaid expenses and other current assets	(942,000)	(1,000)
Accounts payable and accrued expenses	3,691,000	5,582,000
Accrued compensation	318,000	835,000
Deferred revenue	(299,000)	(264,000)
Long-term liabilities	3,015,000	664,000
Dining rewards payable	3,958,000	2,473,000

Net cash provided by operating activities	36,022,000	20,545,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(7,297,000)	(6,737,000)
Purchases of investments	(27,325,000)	(24,926,000)
Sales of investments	15,231,000	60,993,000
Acquisition of business	—	(1,350,000)
Decrease in restricted cash	176,000	—

Net cash (used in) provided by investing activities	(19,215,000)	27,980,000

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	3,934,000	4,354,000
Proceeds from issuance of common stock upon exercise of employee stock options	4,885,000	2,626,000
Change in cash overdrafts	—	(988,000)

Net cash provided by financing activities	8,819,000	5,992,000

EFFECT OF EXCHANGE RATES ON CASH	(180,000)	(46,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	25,446,000	54,471,000

CASH AND CASH EQUIVALENTS — Beginning of period	33,444,000	19,807,000

CASH AND CASH EQUIVALENTS — End of period	$58,890,000	$74,278,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$325,000	$683,000

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$—	$1,526,000

Unpaid portion of acquisition purchase price recorded in accrued expenses	$—	$150,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$364,000	$629,000

Vesting of early exercised stock options	$543,000	$896,000

See notes to condensed consolidated financial statements.	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, the Company provides Connect, which enables restaurants to receive reservations from the OpenTable website and mobile applications as well as the websites of the Company’s partners and the restaurant’s own website. For diners, the Company operates www.opentable.com and www.toptable.com, popular restaurant reservation websites, and also provides a variety of mobile applications. The OpenTable website and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed on March 9, 2011 with the SEC (the “2010 Annual Report”). The condensed consolidated balance sheet as of December 31, 2010 included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2011 and December 31, 2010, and the Company’s results of operations for the three and nine months ended September 30, 2011 and 2010, and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any future period. All references to September 30, 2011 or to the three or nine months ended September 30, 2011 and 2010 in the notes to the condensed consolidated financial statements are unaudited.

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

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective beginning January 1, 2012.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At September 30, 2011:
U.S. government and agency securities	$18,883,000	$5,000	$(1,000)	$18,887,000
Certificates of deposit	2,134,000	—	—	2,134,000
Total	$21,017,000	$5,000	$(1,000)	$21,021,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
At December 31, 2010:
U.S. government and agency securities	$8,099,000	$1,000	$—	$8,100,000
Certificates of deposit	980,000	—	—	980,000
Total	$9,079,000	$1,000	$—	$9,080,000

As of September 30, 2011, certain investments with a total estimated fair value of $4,421,000 had maturity dates of greater than one year. As of December 31, 2010, there were no investments that had maturity dates of greater than one year.

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

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	September 30, 2011			December 31, 2010
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$18,887,000	$—	$18,887,000	$8,100,000	$—	$8,100,000
Certificates of deposit	2,134,000	—	2,134,000	980,000	—	980,000
Total short-term investments	$21,021,000	$—	$21,021,000	$9,080,000	$—	$9,080,000

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

4. Goodwill and Intangible Assets

A summary of the carrying amount of goodwill by business segment as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,	December 31,
	2011	2010

North America	$4,561,000	$4,561,000
International	38,171,000	37,786,000

Total Goodwill	$42,732,000	$42,347,000

The increase in goodwill of $385,000 was due to the change in foreign currency exchange rates.

The Company evaluates goodwill for impairment annually on August 31 at the reporting unit level using a fair value approach. No impairment of goodwill was identified as of August 31, 2011.

A summary of intangible assets as of September 30, 2011 and December 31, 2010 is as follows:

	September 30,			December 31,
	2011			2010
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks	$12,016,000	$44,000	$11,972,000	$11,897,000	$23,000	$11,874,000
Customer relationships	8,172,000	3,299,000	4,873,000	8,098,000	940,000	7,158,000
Developed technology	1,526,000	826,000	700,000	1,515,000	299,000	1,216,000
Total intangible assets	$21,714,000	$4,169,000	$17,545,000	$21,510,000	$1,262,000	$20,248,000

Amortization of intangible assets was $993,000 and $79,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization of intangible assets was $2,986,000 and $227,000 for the nine months ended September 30, 2011 and 2010, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2011 (remainder): $967,000; 2012: $3,317,000; 2013: $1,312,000; 2014: $66,000.

Unaudited Pro Forma Condensed Combined Financial Information

In October 2010, the Company acquired toptable.com (“toptable”), a leading restaurant reservation site in the United Kingdom.

The unaudited pro forma financial information provided below, for the three and nine months ended September 30, 2011 and 2010, assumes the acquisition of toptable occurred on January 1, 2010 and includes the impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$34,356,000	$27,411,000	$102,353,000	$76,365,000
Income from operations	5,808,000	3,690,000	21,844,000	10,727,000
Net income	4,056,000	2,864,000	14,566,000	6,911,000

Net income per share
Basic	$0.17	$0.12	$0.62	$0.30
Diluted	$0.17	$0.12	$0.59	$0.29

5. Commitments and Contingencies

The Company leases its facilities under operating leases. These leases expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Litigation

On May 12, 2009, a patent infringement lawsuit was filed against the Company by Mount Hamilton Partners, LLC (“Mount Hamilton”) in the United States District Court for the Northern District of California, seeking, among other things, a judgment that the Company has infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. The Company denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. The Company and Mount Hamilton entered into a settlement agreement, effective as of June 30, 2011, and the claims between the parties were dismissed with prejudice on July 7, 2011.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and nine months ended September 30, 2011 and 2010, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Dividend yield	0%	0%	0%	0%
Volatility	53%-54%	52%	53%-54%	52%-53%
Risk-free interest rate	0.79%-1.76%	1.66%-1.68%	0.79%-2.67%	1.66%-2.95%
Expected term, in years	5.0-6.08	6.02-6.08	5.0-6.08	5.50-6.56

The Company granted 16,311 and 47,780 stock options during the three months ended September 30, 2011 and 2010, respectively, and 124,701 and 945,210 stock options during the nine months ended September 30, 2011 and 2010, respectively. The Company recorded stock-based compensation expense related to stock options of $3,270,000 and $2,027,000 for three months ended September 30, 2011 and 2010, respectively, and $7,113,000 and $5,361,000 for the nine months ended September 30, 3011 and 2010, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended September 30, 2011 and 2010, the Company recorded $2,022,000 and $1,620,000 respectively, of excess tax benefits from stock-based compensation and $3,934,000 and $4,354,000, respectively, for the nine months ended September 30, 2011 and 2010.

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

The Company granted 12,733 and 47,979 RSUs, respectively, during the three and nine months ended September 30, 2011. The Company recorded stock-based compensation expense related to RSUs of $699,000 and $1,696,000, respectively, for the three and nine months ended September 30, 2011.

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

Performance-Based Awards

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 220,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2011, as the performance criteria had not been met as of the end of the respective periods. 220,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2010, as the performance criteria had not been met as of the end of the respective periods. Anti-dilutive shares in the amounts of 198,000 and 111,000 were excluded from the dilutive shares outstanding for the three months ended September 30, 2011 and 2010, respectively. Anti-dilutive shares in the amounts of 99,000 and 71,000 were excluded from the dilutive shares outstanding for the nine months ended September 30, 2011 and 2010, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic net income per common share calculation:
Net income	$4,056,000	$3,835,000	$14,566,000	$8,943,000
Less: Undistributed earnings allocated to participating securities	—	(33,000)	(18,000)	(105,000)
Net income attributable to common shares - basic	4,056,000	3,802,000	14,548,000	8,838,000
Basic weighted average common shares outstanding	23,695,000	22,706,000	23,530,000	22,471,000
Basic net income per share	$0.17	$0.17	$0.62	$0.39

Diluted net income per common share calculation:
Net income	$4,056,000	$3,835,000	$14,566,000	$8,943,000
Less: Undistributed earnings allocated to participating securities	—	(20,000)	(11,000)	(68,000)
Net income attributable to common shares - diluted	4,056,000	3,815,000	14,555,000	8,875,000
Weighted average shares used to compute basic net income per share	23,695,000	22,706,000	23,530,000	22,471,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	126,000	18,000	181,000
Employee stock options	784,000	1,270,000	989,000	1,214,000
Employee stock awards	9,000	—	8,000	—
Weighted average shares used to compute diluted net income per share	24,488,000	24,102,000	24,545,000	23,866,000
Diluted net income per share	$0.17	$0.16	$0.59	$0.37

8. Income Taxes

During the three and nine months ended September 30, 2011, the Company recorded income tax expense of $1,775,000 and $7,346,000, respectively, which resulted in an effective tax rate of 30% and 34%, respectively. During the three and nine months ended September 30, 2010, the Company recorded income tax expense of $786,000 and $3,770,000, respectively, which resulted in an effective tax rate of 17% and 30%, respectively. The expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and nine months ended September 30, 2011) differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year federal and state research and development credits, the federal Domestic Manufacturing Deduction and the re-measurement of deferred taxes previously recorded upon the acquisition of toptable (resulting from the change in the statutory income tax rate in the three months ended September 30, 2011), which were partially offset by the tax impact of certain stock-based compensation charges.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of September 30, 2011 and December 31, 2010 were $17,100,000 and $17,585,000, respectively. As of September 30, 2011 and December 31, 2010, the Company recorded $172,000 and $124,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments. Comprehensive income for the three months ended September 30, 2011 was $2,421,000 and comprehensive income for the three months ended September 30, 2010 was $3,973,000.

Accumulated other comprehensive loss of $900,000 as of September 30, 2011 was comprised of $904,000 of foreign currency translation losses and $4,000 of unrealized gain on investments. Accumulated other comprehensive loss of $1,305,000 as of December 31, 2010 was comprised of $1,306,000 of foreign currency translation losses and $1,000 of unrealized gain on investments.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended September 30, 2011
Revenues—subscription	$11,406,000	$1,531,000	$12,937,000
Revenues—reservations	15,154,000	2,861,000	18,015,000
Revenues—installation and other	2,521,000	883,000	3,404,000
Income (loss) from operations	8,532,000	(2,724,000)	5,808,000
Interest income	25,000	—	25,000
Depreciation and amortization expense	1,726,000	1,321,000	3,047,000
Purchases of property, equipment and software	2,036,000	609,000	2,645,000
Three months ended September 30, 2010
Revenues—subscription	$9,868,000	$1,146,000	$11,014,000
Revenues—reservations	11,059,000	323,000	11,382,000
Revenues—installation and other	2,101,000	23,000	2,124,000
Income (loss) from operations	6,646,000	(2,092,000)	4,554,000
Interest income	59,000	—	59,000
Depreciation and amortization expense	1,546,000	163,000	1,709,000
Purchases of property, equipment and software	1,601,000	153,000	1,754,000
Nine months ended September 30, 2011
Revenues—subscription	$33,117,000	$4,400,000	$37,517,000
Revenues—reservations	45,690,000	8,228,000	53,918,000
Revenues—installation and other	8,290,000	2,628,000	10,918,000
Income (loss) from operations	30,857,000	(9,013,000)	21,844,000
Interest income	57,000	2,000	59,000
Depreciation and amortization expense	5,162,000	3,666,000	8,828,000
Purchases of property, equipment and software	5,332,000	1,965,000	7,297,000
Nine months ended September 30, 2010
Revenues—subscription	$28,409,000	$3,118,000	$31,527,000
Revenues—reservations	31,325,000	825,000	32,150,000
Revenues—installation and other	4,474,000	73,000	4,547,000
Income (loss) from operations	17,592,000	(5,088,000)	12,504,000
Interest income	196,000	—	196,000
Depreciation and amortization expense	4,444,000	436,000	4,880,000
Purchases of property, equipment and software	6,161,000	576,000	6,737,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
United States	$27,249,000	$21,693,000	$81,771,000	$60,413,000
United Kingdom	4,297,000	871,000	12,569,000	2,400,000
International—all others	2,810,000	1,956,000	8,013,000	5,411,000
Total revenues	$34,356,000	$24,520,000	$102,353,000	$68,224,000

	As of	As of
	September 30,	December 31,
	2011	2010
Long-lived assets(1):
United States	$12,602,000	$12,034,000
United Kingdom	2,293,000	1,229,000
International—all others	1,533,000	1,715,000
Total long-lived assets	$16,428,000	$14,978,000

(1)                                  Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any of the periods presented above.

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and OpenTable Connect, or Connect. Our solutions for diners include www.opentable.com, our popular restaurant reservation website, as well as a variety of mobile applications. The OpenTable network includes more than 20,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated more than 250 million diners through OpenTable reservations, and during the three months ended September 30, 2011, we seated an average of nearly 8 million diners per month, including diners seated by toptable.com (“toptable”), which we acquired in October 2010. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended September 30, 2011 and 2010, our net revenues were $34.4 million and $24.5 million, respectively. For the nine months ended September 30, 2011 and 2010, our net revenues were $102.4 million and $68.2 million, respectively. For the three months ended September 30, 2011 and 2010, our subscription revenues accounted for 38% and 45% of our total revenues, respectively, and 37% and 46% of total revenues for the nine months ended September 30, 2011 and 2010, respectively. For the three months ended September 30, 2011 and 2010, our reservation revenues accounted for 52% and 46% of our total revenues, respectively, and 53% and 47% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three and nine months ended September 30, 2011 and 2010 represented 15% and 6% of our total revenues, respectively. On October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom, which contributed $2.9 million and $8.7 million to revenues for the three and nine months ended September 30, 2011, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

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

During the three and nine months ended September 30, 2011, we recorded income tax expense of $1.8 million and $7.3 million, respectively, which resulted in an effective tax rate of 30% and 34%, respectively. During the three and nine months ended September 30, 2010, we recorded income tax expense of $0.8 million and $3.8 million, respectively, which resulted in an effective tax rate of 17% and 30%, respectively. The tax provision and the effective tax rate for the three and nine months ended September 30, 2011 differed from those of the same period ended September 30, 2010, primarily due to the benefits resulting from the recognition of certain pre-2010 Federal and California research and development tax credits during the three months ended September 30, 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

REVENUES	$34,356	$24,520	$102,353	$68,224

COSTS AND EXPENSES:
Operations and support (1)	9,916	6,769	29,074	19,095
Sales and marketing (1)	7,477	5,185	21,692	14,971
Technology (1)	3,748	2,967	11,326	8,707
General and administrative (1)	7,407	5,045	18,417	12,947

Total costs and expenses	28,548	19,966	80,509	55,720

Income from operations	5,808	4,554	21,844	12,504
Other income, net	23	67	68	209

Income before taxes	5,831	4,621	21,912	12,713
Income tax expense	1,775	786	7,346	3,770

NET INCOME	$4,056	$3,835	$14,566	$8,943

Net income per share:
Basic	$0.17	$0.17	$0.62	$0.39
Diluted	$0.17	$0.16	$0.59	$0.37

Weighted average shares outstanding:
Basic	23,695	22,706	23,530	22,471
Diluted	24,488	24,102	24,545	23,866

(1) Stock-based compensation included in above line items:

Operations and support	$431	$229	$1,289	$648
Sales and marketing	571	494	1,574	1,359
Technology	431	416	1,319	1,059
General and administrative	2,536	888	4,627	2,295
	$3,969	$2,027	$8,809	$5,361

Other Operational Data:
Installed restaurants (at period end):
North America	16,237	13,025	16,237	13,025
International	7,629	2,221	7,629	2,221
Total	23,866	15,246	23,866	15,246

Seated diners (in thousands):
North America	21,818	15,368	64,884	44,591
International	1,768	531	4,939	1,403
Total	23,586	15,899	69,823	45,994

Headcount (at period end):
North America	403	302	403	302
International	165	74	165	74
Total	568	376	568	376

Additional Financial Data:
Revenues:
North America	$29,081	$23,028	$87,097	$64,208
International	5,275	1,492	15,256	4,016
Total	$34,356	$24,520	$102,353	$68,224

Income (loss) from operations:
North America	$8,532	$6,646	$30,857	$17,592
International	(2,724)	(2,092)	(9,013)	(5,088)
Total	$5,808	$4,554	$21,844	$12,504

Depreciation and amortization:
North America	$1,726	$1,546	$5,162	$4,444
International	1,321	163	3,666	436
Total	$3,047	$1,709	$8,828	$4,880

Stock-based compensation:
North America	$3,295	$1,932	$6,176	$5,100
International	674	95	2,633	261
Total	$3,969	$2,027	$8,809	$5,361

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	29	28	29	28
Sales and marketing	22	21	21	22
Technology	11	12	11	13
General and administrative	21	20	18	19

Total costs and expenses	83	81	79	82

Income from operations	17	19	21	18
Other income, net	—	—	—	—

Income before taxes	17	19	21	18
Income tax expense	5	3	7	5

NET INCOME	12%	16%	14%	13%

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Subscription	$12,937	$11,014	$37,517	$31,527	17%	19%
Reservation	18,015	11,382	53,918	32,150	58%	68%
Installation and other	3,404	2,124	10,918	4,547	60%	140%
Total	$34,356	$24,520	$102,353	$68,224	40%	50%

Percentage of Revenues by Type:
Subscription	38%	45%	37%	46%
Reservation	52%	46%	53%	47%
Installation and other	10%	9%	10%	7%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$29,081	$23,028	$87,097	$64,208	26%	36%
International	5,275	1,492	15,256	4,016	254%	280%
Total	$34,356	$24,520	$102,353	$68,224	40%	50%

Percentage of Revenues by Location:
North America	85%	94%	85%	94%
International	15%	6%	15%	6%
Total	100%	100%	100%	100%

Total revenues increased $9.8 million, or 40%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $34.1 million, or 50%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Subscription revenues increased $1.9 million, or 17%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $6.0 million, or 19%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Subscription revenues increased as a result of the increase in installed restaurants. Reservation revenues increased $6.6 million, or 58%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 and $21.8 million, or 68%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Reservation revenues increased as a result of the increase in seated diners, plus the addition of $2.0 million and $6.2 million for the three and nine months ended September 30, 2011, respectively, of reservation revenues resulting from the acquisition of toptable. Installation and other revenues increased $1.3 million, or 60%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing and third-party restaurant coupon sales, plus the addition of $0.9 million of other revenues resulting from the acquisition of toptable. Installation and other revenues increased $6.4 million, or 140%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of an increase in revenue from other product offerings, including advertising sales, web service licensing, featured private dining listings and third-party restaurant coupon sales, plus the addition of $2.5 million of other revenues resulting from the acquisition of toptable.

Costs and Expenses

Operations and Support

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Operations and support	$9,916	$6,769	$29,074	$19,095	46%	52%

Headcount (at period end):
North America	139	85	139	85	64%	64%
International	56	32	56	32	75%	75%
Total	195	117	195	117	67%	67%

Our operations and support expenses increased $3.1 million, or 46%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $10.0 million, or 52%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in operations and support expenses was primarily attributable to an increase of $1.2 million for the three months and $3.9 million for the nine months in headcount-related expenses, including stock-based compensation expense. Also contributing to the increase was a $0.9 million increase for the three months and $2.7 million for the nine months in amortization of intangible assets, a $0.3 million increase for the three months and $0.7 million for the nine months in depreciation of capitalized website and software development costs, plus an increase in restaurant equipment costs, including depreciation on restaurant hardware, and equipment and shipping costs in connection with the increase in the installed base.

Sales and Marketing

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$7,477	$5,185	$21,692	$14,971	44%	45%

Headcount (at period end):
North America	113	90	113	90	26%	26%
International	73	33	73	33	121%	121%
Total	186	123	186	123	51%	51%

Our sales and marketing expenses increased $2.3 million, or 44%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $6.7 million, or 45%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in sales and marketing expenses for both the three and nine month periods was primarily attributable to increases of $1.4 million for the three months and $4.4 million for the nine months in headcount-related costs, including stock-based compensation expense, plus the addition of $0.5 million for the three months and $1.2 million for the nine months of pay-per-click marketing expenses incurred by toptable.

Technology

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Technology	$3,748	$2,967	$11,326	$8,707	26%	30%

Headcount (at period end):
North America	93	81	93	81	15%	15%
International	14	0	14	0	100%	100%
Total	107	81	107	81	32%	32%

Our technology expenses increased $0.8 million, or 26%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $2.6 million, or 30%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in technology expenses for both the three and nine month periods was primarily attributable to increases in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

General and administrative	$7,407	$5,045	$18,417	$12,947	47%	42%

Headcount (at period end):
North America	58	46	58	46	26%	26%
International	22	9	22	9	144%	144%
Total	80	55	80	55	45%	45%

Our general and administrative expenses increased $2.4 million, or 47%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and $5.5 million, or 42%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. The increase in general and administrative expenses was primarily attributable to an increase of $2.3 million for the three months and $3.1 million for the nine months in headcount-related costs, including stock-based compensation expense, an increase of $0.1 million for the three months and $0.5 million for the nine months in credit card processing fees and a decrease of $0.4 million for the three months and an increase of $0.5 million for the nine months in legal fees. The decrease in legal fees for the three months reflects acquisition related expenses incurred during the third quarter of 2010 and the increase in legal fees for the nine months includes a one-time legal settlement expensed in the second quarter of 2011.

Other Income, Net

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Other income, net	$23	$67	$68	$209	-66%	-67%

Other income, net consisted primarily of interest income earned on cash, cash equivalents and short-term investments and remained relatively consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Other income, net decreased $0.1 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily resulting from a lower average short-term investment balance in the nine months ended September 30, 2011 compared to the same period in the prior year.

Income Taxes

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2011	2010	2011	2010	% Change	% Change
	(Dollars in thousands)

Income tax expense	$1,775	$786	$7,346	$3,770	126%	95%

Income tax expense increased $1.0 million, or 126%, for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, and increased $3.6 million, or 95%, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Our effective tax rate increased in 2011 as compared to 2010 due to the recognition of certain pre-2010 Federal and California research and development tax credit benefits during the three months ended September 30, 2010.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2011	2010
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	7,297	6,737
Depreciation and amortization
North America	5,162	4,444
International	3,666	436
Total depreciation and amortization	8,828	4,880
Cash provided by operating activities	36,022	20,545
Cash (used in) provided by investing activities	(19,215)	27,980
Cash provided by financing activities	8,819	5,992

As of September 30, 2011, we had cash and cash equivalents of $58.9 million and short-term investments of $21.0 million. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government and agency securities and certificates of deposit. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

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

We have a $5.0 million line of credit to fund working capital under which we had no amounts drawn down as of September 30, 2011. This line of credit expires in July 2012.

Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from stock sales, including our initial public offering in 2009 and the ongoing exercise of employee stock options. We had cash and cash equivalents of $58.9 million at September 30, 2011 and we believe we will have sufficient cash to support our operating activities for at least the next twelve months.

Operating Activities

For the nine months ended September 30, 2011, operating activities provided $36.0 million in cash, primarily as a result of net income of $14.6 million, $8.8 million in stock-based compensation, $8.8 million in depreciation and amortization, and a $4.0 million increase in dining rewards payable.

For the nine months ended September 30, 2010, operating activities provided $20.5 million in cash, as a result of net income of $9.0 million, plus $4.9 million in depreciation and amortization, $5.4 million in stock-based compensation and a $6.8 million increase in accrued expenses and compensation.  These amounts were offset by a cash usage of $3.1 million as a result of an increased accounts receivable balance.

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

In addition to purchases of property, equipment and software, we purchased $12.1 million (net of sales) of short-term investments in the nine months ended September 30, 2011 and sold $36.1 million (net of purchases) of short-term investments in the nine months ended September 30, 2010.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity awards and the excess tax benefit related to stock-based compensation plus the repayment of cash overdrafts during the nine months ended September 30, 2010.

Off Balance Sheet Arrangements

As of September 30, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

As of September 30, 2011, there were no significant changes to our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash and money market accounts. Short-term investments consist of U.S. government and agency securities and certificates of deposit. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 12, 2009, a patent infringement lawsuit was filed against us by Mount Hamilton in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. We denied Mount Hamilton’s allegations and asserted counterclaims seeking judicial declarations that the Mount Hamilton patent is not infringed, is unenforceable and is invalid. We subsequently entered into a settlement agreement with Mount Hamilton, effective as of June 30, 2011, and the claims between the parties were dismissed with prejudice on July 7, 2011.

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

Other parties have asserted, and may in the future assert, that we have infringed their intellectual property rights. Such litigation may involve patent holding companies or other adverse patent owners who have no relevant product revenue, and therefore our own issued and pending patents may provide little or no deterrence. For example, on May 12, 2009, Mount Hamilton Partners, LLC, or Mount Hamilton, filed a patent infringement lawsuit against us in the United States District Court for the Northern District of California, seeking, among other things, a judgment that we have infringed a certain patent held by Mount Hamilton, an injunctive order against the alleged infringing activities and an award for damages. We subsequently entered into a settlement agreement with Mount Hamilton, effective as of June 30, 2011, and the claims between the parties were dismissed with prejudice on July 7, 2011.

Furthermore, we cannot predict whether assertions of third-party intellectual property rights or claims arising from such assertions will substantially harm our business and operating results. The defense of any infringement claims of a third party, whether they are with or without merit or are determined in our favor, may result in costly litigation and diversion of technical and management personnel. Furthermore, an adverse outcome of a dispute may require us to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or copyright rights; cease making, licensing or using solutions that are alleged to incorporate the intellectual property of others; expend additional development resources to redesign our solutions; and enter into potentially unfavorable royalty or license agreements in order to obtain the right to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of September 30, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 5% of our outstanding common stock. In addition, as of September 30, 2011, approximately 32% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	Offer Letter Agreement, dated August 1, 2011, by and between OpenTable, Inc. and Duncan Robertson.

10.2	Amended and Restated Loan and Security Agreement, dated July 30, 2011, by and between Comerica Bank and OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document.

101.SCH (4)	XBRL Taxonomy Extension Schema Document.

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011, and incorporated herein by reference.

(4)          Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ DUNCAN ROBERTSON
Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 3, 2011

INDEX TO EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	Offer Letter Agreement, dated August 1, 2011, by and between OpenTable, Inc. and Duncan Robertson.

10.2	Amended and Restated Loan and Security Agreement, dated July 30, 2011, by and between Comerica Bank and OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document.

101.SCH (4)	XBRL Taxonomy Extension Schema Document.

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2011, and incorporated herein by reference.

(4)          Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.