Form 10-K
period 2011-12-31
OPENTABLE INC
filed 2012-02-24
CIK 1125914

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As June 30, 2011 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $1,894,568,000.

          As of February 21, 2012, the number of shares of the registrant's common stock outstanding was 22,551,126.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement for its 2012 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

  •
  our ability to acquire new users for our websites and mobile applications;

  •
  our ability to retain existing restaurant customers and diners or encourage repeat reservations;

  •
  the effects of increased competition in our business;

  •
  our ability to keep pace with changes in technology and our competitors;

  •
  our ability to successfully enter new markets and manage our international expansion;

  •
  our ability to provide a high-quality customer experience through our products and services;

  •
  our ability to successfully manage any acquisitions of businesses, solutions or technologies;

  •
  the impact of fluctuations in currency exchange rates;

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

ITEM 1.    BUSINESS

Overview

        OpenTable, Inc. (together with its subsidiaries, including toptable.co.uk Ltd., or toptable, which we acquired in October 2010, "OpenTable," the "Company," "our," "we," or "us") was incorporated on October 13, 1998, and is a Delaware corporation. We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect. Our solutions for diners include our popular restaurant reservation websites, www.opentable.com and www.toptable.com, as well as a variety of mobile applications. We refer to www.opentable.com, www.toptable.com and related websites as the OpenTable websites. The OpenTable network includes approximately 25,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 280 million diners through OpenTable reservations, and during the three months ended December 31, 2011, we seated an average of approximately 9.0 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2011 and 2010, our net revenues were $139.5 million and $99.0 million, respectively. For the twelve months ended December 31, 2011 and 2010, our reservation revenues accounted for 53% and 48% of our total revenues, respectively, our subscription revenues accounted for 36% and 44% of our total revenues, respectively, and our other revenues accounted for 11% and 8% of our total revenues, respectively.

        The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. Our ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. This enables restaurants to manage all of their reservations—those booked by phone or online as well as walk-in diners—in one unified system. The ERB also automatically accepts online reservations in real time directly from the OpenTable websites as well as from our mobile applications and the websites and mobile applications of our partners and restaurant customers. The ERBs at our restaurant customers connect via the Internet to form an online network of restaurant reservation books.

        For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable websites and mobile applications as well as the websites and mobile applications of our partners and restaurant customers.

        For diners, the OpenTable websites and mobile applications enable them to quickly and conveniently find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone. Diners appreciate the convenience of being able to secure a reservation at any time, even when the restaurant is closed, and the time savings of being able to instantly find and reserve available tables without having to call restaurants one by one until they find an available reservation that suits their needs. Online visitors come to the OpenTable websites and mobile applications directly, via search engine results and via our partners' and restaurant customers' websites and mobile applications.

        We initially focused on acquiring a critical mass of local restaurant customers in four metropolitan areas: Chicago, New York, San Francisco and Washington, D.C. These markets have since developed into active, local networks of restaurants and diners that have continued to grow. We have applied and continue to apply the same fundamental strategy in developing and penetrating our other markets in the United States, Canada and Mexico. In 2004, we began to selectively expand into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2011 and 2010, were $20.9 million and $8.9 million, respectively, or 15% and 9% of our total revenues, respectively.

        We measure our business geographically based on two segments: North America and International. Additional information required by this item is incorporated herein by reference to Note 13—"Segment Information" of the Notes to the consolidated financial statements, beginning on page 68 of this Form 10-K.

Restaurant Industry Background

        The commercial restaurant industry is broadly divided into "quick-service" and "full-service" segments. We target our offerings to full-service restaurants that accept reservations. We believe based on our internal estimates that our ERB has a target audience of approximately 35,000 restaurants and Connect has a target audience of approximately 20,000 restaurants in North America. In 2011, we believe these restaurants seated approximately 725 million diners through reservations, though this number may fluctuate annually with economic and other conditions.

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

  •
  Managing and preserving guest information is difficult.  One of the ways in which restaurants compete is by providing exceptional, personalized service, for example, by recognizing repeat diners and recalling their preferences or special occasions. Guest histories and preferences are typically stored in the memories of the maîtred' or host, and therefore the implications of losing a staff member who is familiar with a restaurant's best and most frequent guests are considerable. In an industry characterized by a high rate of employee turnover, the ability to preserve and transfer this information is critical.

  •
  Information technology resources to install and support computer-based systems are limited.  Few restaurants have the resources or time to install computer systems and troubleshoot problems with computer systems or Internet connectivity. At the same time, the fast pace of business operations means that restaurants cannot tolerate service interruptions from an equipment or networking failure.

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

Our Solution

        Reservation-taking restaurants and diners have interconnected needs. Restaurants require cost-effective ways to attract guests and manage their reservations, while diners seek convenient ways to find available restaurants, choose among them and secure reservations. By creating an online network of restaurants and diners that can transact with each other through real-time reservations, we have developed a specialized platform for addressing the needs of both.

        Essential to this network is building a critical mass of local, computerized restaurant reservation books. We achieve this by offering to reservation-intensive restaurants software that provides them with important operational benefits, bundling it with computer hardware and installing this solution at the restaurant host stand. For restaurants that primarily serve walk-in diners, we offer a web-based system to fill more seats by offering online reservations through the OpenTable websites. We sell our solutions to individual restaurants within a market, typically one by one, via a direct sales force. We believe that we deliver a strong return on investment for our restaurant customers by filling additional seats, streamlining their operations, and improving their quality of service. As a result, we have historically enjoyed high retention rates.

        The OpenTable websites and mobile applications give diners real-time access to tables at restaurants on the OpenTable network that use ERB or Connect. As more local restaurants are added to the network, the utility provided to diners increases and more diners discover the benefits of researching restaurants and making reservations on our website and mobile offerings. The more diners who use our services to make their dining decisions, the more value we deliver to our restaurant customers and the more restaurants are attracted to our network.

Benefits of OpenTable to Reservation-Taking Restaurants

        In response to the needs of reservation-taking restaurants, we offer the ERB, an integrated solution consisting of proprietary OpenTable software which is installed on a touchscreen computer system and supported by various asset-protection and security tools. For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based service that enables them to receive online reservations. Both offerings provide restaurants with access to diners via the OpenTable websites as well as through our mobile applications and the websites and mobile applications of, our partners and restaurants customers. Participation in the OpenTable network helps restaurants:

  •
  Fill seats that might otherwise remain empty.  We help restaurants fill their seats by offering the convenience of online reservations directly through the OpenTable websites as well as through our mobile applications and indirectly through the websites and mobile applications of our partners and restaurant customers. In addition, restaurants may elect to be featured in OpenTable marketing programs, which drive incremental business to participating restaurants through enhanced website listings or email promotions. Restaurants pay additional fees to OpenTable to participate in these programs.

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

  •
  Market to a targeted audience with measurable results.  The OpenTable websites and mobile applications enable diners to find restaurants that can accommodate them, giving restaurants valuable marketing exposure during the diners' decision-making process. Moreover, restaurants pay OpenTable only for those diners whom they ultimately serve, unlike other marketing channels such as magazines, newspapers and online dining guides and directories. Consequently, restaurants know the number of diners acquired through OpenTable and the costs of acquiring each of these diners.

Benefits of OpenTable to Diners

        In response to the needs of diners, we offer the OpenTable websites and mobile applications for those seeking a convenient way to research restaurants and make reservations. Our websites and mobile applications enable diners to:

  •
  Find available tables.  Diners can search for reservations by location, date, time and party size and view table availability across a variety of restaurants. Communication between our websites and mobile applications and the thousands of ERB and Connect solutions residing at OpenTable restaurants allows reservation search results to reflect real-time availability.

  •
  Choose a restaurant.  In response to their searches on the OpenTable websites or via our mobile applications, diners are presented with a list of restaurants with available reservations at their desired dining times. Diners may also click on a restaurant listing to view additional information, including restaurant descriptions, photos and menus. While making their restaurant choices, diners using our websites may also consult the OpenTable Diners' Choice lists that highlight restaurants that are most highly rated by OpenTable diners, for example, Best Overall, Best Italian, Most Romantic or Good for Groups.

  •
  Book instantly confirmed reservations for free.  When a diner reserves through the OpenTable websites or mobile applications, the reservation is instantly recorded in the restaurant's OpenTable solution. Diners can change or cancel reservations online as well as invite guests via email. Diners receive on-screen and email messages confirming their reservation details. Additionally, registered diners can earn Dining Reward Points when they make and honor OpenTable reservations. Points can be redeemed for Dining Checks that are accepted at OpenTable restaurant customers.

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

  •
  Produce and maintain superior solutions.  We continue to evolve our restaurant solutions based on more than a decade of in-field experience as well as feedback from our installed base of approximately 25,000 restaurant customers. Additionally, we will continue to optimize our websites and mobile applications through insights gained from the experience of seating over 280 million diners through online reservations.

  •
  Leverage our direct sales force.  Over the last thirteen years, we have expended considerable resources to build a direct sales force skilled at selling the benefits of OpenTable to reservation-taking restaurants, which operate in an industry that is highly fragmented. We will continue to leverage our skilled direct sales force to add more restaurants to the network.

  •
  Provide excellent customer service and support.  We believe that our superior customer service is an integral component of high retention rates among our restaurant customers and provides us with a deep understanding of restaurant needs and general industry trends. We will continue to employ highly trained operational teams to provide installation and training services for our restaurant customers and augment our in-house support staff with contract support services to deliver superior customer assistance.

  •
  Continue to attract diners to our websites and mobile applications by offering the best reservation experience.  We believe that providing the best diner reservation experience increases market adoption of our services, builds our brand awareness and drives word-of-mouth referrals to the OpenTable websites. We continue to enhance our websites for ease of use and augment it with unique, helpful restaurant content. For example, we leverage the collective feedback of OpenTable diners to publish user-generated content that diners use while making restaurant choices. We will continue to evolve the diner reservation experience through usability testing and website analytics.

Expand Internationally

        We intend to augment our growing North American business by selectively expanding into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. We currently have operations in Germany, Japan and the United Kingdom, each supported with a direct sales force and operational staff. We have approximately 8,000 restaurant customers in these markets. In general, our strategy internationally is to replicate the model we have successfully employed in North America. In particular, our initial focus in new international markets is to increase our restaurant customer base, and we believe the localized versions of our solutions will compete favorably against competitive offerings, enabling us to expand our network of computerized reservation books across a broad selection of local restaurants. To accelerate the growth of our business in the United Kingdom, on October 1, 2010, we acquired toptable, a leading restaurant reservation site in the United Kingdom.

Our Products

        We have created a proprietary technology system that connects our ERB, a stand-alone client server application located at each restaurant, via the Internet to our data centers which host the OpenTable websites, web services and other applications. We also have created Connect, a web-based reservation system. The design of our systems enables us to provide real-time solutions to our restaurant customers and to diners.

Restaurant Software and Hardware and Related Solutions

        The ERB is an integrated solution consisting of proprietary OpenTable software that is installed on a dedicated, touchscreen computer system at the restaurant's host stand and supported by various asset-protection and security tools. The ERB supports reservation management, table and floor management, guest management, marketing and a number of other business processes. This functionality has evolved through nine major software releases over thirteen years based on feedback from and experience with thousands of restaurant customers. The software is built on a foundation that supports rapid translation into local languages.

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

OpenTable Websites

        We design, build and operate the OpenTable websites in North America and the United Kingdom as well as websites localized for Germany and Japan. ERB and Connect are real-time reservation systems with a patent pending on our high-speed inventory tracking and search technology. The OpenTable websites maintain around-the-clock communications with restaurants on our online reservation network. As a result, any change made at these restaurants to the table inventory that affects an OpenTable website is updated on the website in real time, and diners using the website get current inventory information on every search request, typically within a few seconds.

        In October 2010, we acquired toptable, a company providing a leading restaurant reservation site in the United Kingdom. As a result of the acquisition, we now operate www.toptable.com in the United Kingdom and various other international locations. A subset of the restaurants listed on www.toptable.com do not use ERB or Connect.

Mobile Solutions

        We also offer versions of the OpenTable websites optimized for use on mobile devices as well as free mobile applications for use on Amazon Fire, Android, Blackberry, iPad, iPhone, webOS, and Windows Phone smartphones. These mobile applications leverage the OpenTable network to enable diners on-the-go to view real-time table availability at restaurants that use ERB and Connect in their vicinity and book free, confirmed reservations. To date, over 20,000,000 diners have been seated through reservations booked via OpenTable mobile applications.

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

OTRestaurant.com—Our Website for Restaurant Customers

        We design, build and operate the OTRestaurant website, which serves as an information and services portal for OpenTable restaurant customers. The website provides restaurant customers with secure access to client-specific materials including detailed online reservation reports, online invoicing and feedback forms from recent diners. In addition, a restaurant can visit the OTRestaurant website to learn about upcoming OpenTable promotions, submit date-specific information such as Valentine's Day menus and update the profile information displayed on the OpenTable websites such as restaurant description and hours of operation. The OTRestaurant website serves as a two-way communication channel between us and our restaurant customers, which ultimately improves the support we provide and drives increased operational efficiencies.

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

Marketing to Diners

        We generally benefit from significant word-of-mouth referrals and natural-search traffic to the OpenTable websites. We encourage repeat usage through our points-based loyalty program, OpenTable Dining Rewards, which allows diners to earn Dining Points when they make and honor OpenTable reservations. We also optimize our websites to improve our positioning in natural search engine results. To date, we have found limited value in print, broadcast, online or paid-search advertising, and, as a result, we do not purchase a material amount of marketing from those channels.

        In addition to operating our own destination websites and mobile applications, we work with hundreds of partners to enhance their restaurant listings with OpenTable online reservation capabilities.

We also encourage our restaurant customers to incorporate OpenTable reservation capabilities into their own websites, which not only introduces diners to the convenience of online reservations but also helps restaurants fill more seats by providing around-the-clock reservation capabilities.

Customer Support

        One of the reasons we enjoy high retention rates among our restaurant customers is the quality of the support we provide. This support includes the following:

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

  •
  Reservation Fulfillment for toptable Venues.  Diners making reservations through our toptable website occasionally require assistance completing their reservations because certain restaurants listed on the toptable website are not supported by ERB or Connect.

Technology

        Our technology infrastructure supports the network of restaurants and diners critical to our business.

Data Centers and Network Access

        Our primary data center is hosted by a leading provider of hosting services in Santa Clara, California. We maintain a second data center in Georgia for disaster recovery. Backup systems in the second data center can be brought online in the event of a failure in the primary data center. We also operate a data center in London that supports toptable.

        The data center in Santa Clara hosts the OpenTable websites, other than www.toptable.com and related websites, the OTRestaurant website and intranet applications that are used to manage the website content. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the Internet. The failure of any individual component is not expected to affect the overall availability of our websites.

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

Internal Management Systems

        We have developed proprietary systems to ensure rapid, high-quality customer service, software development and website updates. The Restaurant Operations Management System, or ROMS, is a system-integrated customer support application that gives us unique customer resource management tools designed specifically for the restaurant industry. It houses detailed restaurant customer information encompassing the entire customer lifecycle, including initiating a contract, installing the OpenTable system, issuing monthly bills, tracking restaurant inventory and providing ongoing support. In addition, ROMS leverages system-integrated tools allowing for remote technical diagnosis and repair, while operating under multi-tiered security protocols to ensure restaurant customer information is protected. The Customer Help and Restaurant Management system, or CHARM, is a proprietary web content management and consumer support tool that enables rapid website customization. Restaurant profiles, descriptions, maps, partner reviews, restaurant messaging and reservation parameter configurations are all driven out of CHARM.

Development

        We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the restaurant table management and reservation market. As of December 31, 2011, our technical group consisted of 103 employees, who are focused on new feature development for existing solutions and the design of new solutions. We also outsource a portion of our software development to a third-party service provider located in India. Additionally, our mobile website and application development efforts are partially outsourced to third-party mobile development firms. For the twelve month periods ended December 31, 2011, 2010, and 2009, technology expenses totaled $14.7 million, $12.3 million and $10.0 million, respectively.

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

        We have one issued patent which expires in 2020 and eight patent applications pending in the United States. We have one patent application pending in India. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

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

        We are the registrant of the Internet domain name for our websites, www.opentable.com, www.otrestaurant.com, www.toptable.com and our other international websites.

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

Competition

Competition for Reservation-Taking Restaurants

        The primary competitor for the ERB is the traditional pen-and-paper reservation book. Paper-based reservation books enjoy the advantage of being extremely familiar and simple; however, they are also time-consuming, error-prone, manual and not easily reproduced in case of loss or damage. Through our sales efforts, we explain the benefits of automation to restaurants including greater operational efficiency, superior guest recognition and service and the ability to fill additional seats by offering reservations over the Internet. Other companies attempt to address restaurant needs for computerized reservation management with a variety of technologies.

        We believe the principal competitive factors in the market for computerized restaurant reservation management solutions include:

  •
  comprehensive reservation, table and guest management functionality;

  •
  ability to fill incremental seats for the restaurant;

  •
  ability to deliver strong return on investment for restaurant customers;

  •
  pricing;

  •
  system responsiveness and ease-of-use;

  •
  on-site, custom system installation and training;

  •
  robust support; and

  •
  security, reliability and data protection.

        The primary competitors for Connect are other products and services that enable restaurants to allocate tables for online booking.

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

        In order to compete effectively with the phone, the OpenTable websites must offer diners a critical mass of restaurants from which to choose and access to reservation inventory comparable to that available by phone. When combined with the growing number of restaurant customers, the OpenTable online reservation network achieves these requirements by communicating directly and in real time with the OpenTable solution at each restaurant. Additionally, we offer diners all the conveniences and time savings associated with booking reservations online, including the ability to: book reservations around-the-clock, even when restaurants are closed; find available tables in real time across a selection of local restaurants; receive immediate confirmation of the reservation via email; change or cancel reservations online; and earn Dining Reward Points, redeemable for Dining Checks accepted by our restaurant customers.

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

Employees

        As of December 31, 2011, we had 558 full-time equivalent employees including 192 in operations and support, 180 in sales and marketing, 103 in technology and 83 in general and administrative functions. None of our employees are covered by collective bargaining agreements.

Available Information

        We file reports with the Securities and Exchange Commission, or SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any other filings required by the SEC. We make available on our website (www.opentable.com) our annual report on

Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These materials are available free of charge on or through our website via the Investor Relations page at http://investors.opentable.com. References to our website addresses in this report are intended to be inactive textual references only, and none of the information contained on our website is part of this report or incorporated in this report by reference.

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

        Unfavorable changes in the above factors or in other business and economic conditions affecting our restaurant customers and diners could result in reduced traffic in some or all of the restaurants that use our solutions, result in fewer reservations made through our websites or the websites of our partners or restaurant customers and lower our profit margins, cause our restaurant customers to go out of business, cause our restaurant customers to terminate their subscriptions to our solutions, request lower pricing for our solutions or default on their payment obligations to us and have a material adverse effect on our financial condition and operating results.

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

  •
  our ability to acquire new users for our websites and mobile applications;

  •
  our ability to retain existing restaurant customers and diners or encourage repeat reservations;

  •
  the effects of increased competition in our business;

  •
  our ability to keep pace with changes in technology and our competitors;

  •
  our ability to successfully enter new markets and manage our international expansion;

  •
  our ability to provide a high-quality customer experience through our products and services;

  •
  our ability to successfully manage any acquisitions of businesses, solutions or technologies;

  •
  the impact of fluctuations in currency exchange rates;

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

Our recent growth rate will likely not be sustainable and a failure to maintain an adequate growth rate will adversely affect our financial performance and may materially and negatively affect our stock price.

        Our revenues have grown rapidly, increasing from $68.6 million in 2009, to $99.0 million in 2010, to $139.5 million in 2011 representing a compound annual growth rate of 43%. We do not expect to sustain our recent growth rate in future periods, and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If our revenue growth rate declines or our operating expenses exceed our expectations, our financial performance will be adversely affected. Further, if our future growth and operating performance fail to meet investor or analyst expectations, our stock price may be materially and negatively affected.

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

If we fail to increase the number of our customers and diners or retain existing customers and diners, our revenues and our business will be harmed.

        In the twelve months ended December 31, 2011, almost all of our revenues were generated by our restaurant customers. Restaurants that use our ERB pay us a one-time installation fee, a monthly subscription fee for the use of our hardware and software, and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our growth depends in large part on increasing the number of our restaurant customers, increasing the number of users of our websites and mobile applications and then converting those persons into diners who use our websites and mobile applications to make restaurant reservations. Either category of customers may decide not to continue to use our solutions in favor of other means of reserving tables or because of budgetary constraints, pricing or other reasons.

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

        To increase the number of diners who use our websites and mobile applications, we must convince them of the value of our solutions. Our ability to do so is driven in large part by increasing the number of restaurant listings available on our websites and mobile applications and also by making our websites and mobile applications convenient and user-friendly.

        We cannot assure you that we will be successful in continuing to expand our restaurant customer base or in continuing to attract diners to make reservations on our websites and mobile applications. Our future sales and marketing efforts may be ineffective. If diners choose not to use our solutions or decrease their use of our solutions or we are unable to attract new diners, listings on our websites and mobile applications could be reduced, search activity on our websites and mobile applications could decline, the usefulness of our solutions could be diminished and we could experience declining revenues.

The markets for our solutions may become more competitive, and there can be no certainty that we will maintain our current restaurant customers and diners or attract new restaurants and diners or that our operating margins will not be affected by competition.

        We expect that the competitive environment for our solutions may become more intense as additional companies enter our markets. Currently, our primary competitors are the pen-and-paper reservation book used by most restaurants and the phone used by diners. Secondary competitors include companies which provide computerized reservation management systems with a variety of technologies, as well as allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory. These secondary competitors may enhance their technologies to be more competitive, and additional competitors may enter our North America and international markets. Any new competitors could have greater name recognition among restaurants and diners and greater financial, technical and marketing resources. In both North America and international markets, greater financial resources and product development capabilities may allow competitors to respond more quickly to new or emerging technologies and changes in restaurant and diner requirements that may render our solutions obsolete. These competitors could introduce new solutions with competitive price and performance characteristics or undertake more aggressive marketing campaigns than ours. If we lose existing restaurant customers and diners, face downward pricing pressures or fail to attract new restaurants and diners as a result of increased competition, our business, operating results and financial condition could be adversely affected.

Rapid technological changes may render our technology obsolete or decrease the attractiveness of our solutions to our customers.

        To remain competitive, we must continue to enhance and improve the functionality and features of our websites, mobile applications, ERB and Connect. The Internet and the online commerce industry are rapidly changing. If competitors introduce new solutions embodying new technologies, or if new industry standards and practices emerge, our existing websites, mobile applications, technology, ERB and Connect may become obsolete. Our future success will depend on our ability to:

  •
  enhance our existing solutions;

  •
  develop and potentially license new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        Developing our ERB, Connect, websites, mobile applications and other technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our websites, mobile applications, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website and mobile application functionality that allows searches and displays of reservation availability is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective or in relation to the search and display functionality of our competitors' websites and mobile applications. If we face material delays in introducing new or enhanced solutions, our customers may forego the use of our solutions in favor of those of our competitors.

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

  •
  less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites and mobile applications;

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

        A critical component of our strategy is providing a high-quality customer experience for both restaurants and diners. Accordingly, the effective performance, reliability and availability of our ERB, Connect, websites, mobile applications and network infrastructure are critical to our reputation and our ability to attract and retain customers. In order to provide a high-quality customer experience, we have invested and currently intend to continue to invest substantial resources in our ERB, Connect, website and mobile application development and functionality and customer service operations. If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose restaurants and diners from our network, which could significantly decrease the value of our solutions to both groups. Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website and mobile application.

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

        For the twelve months ended December 31, 2011, we incurred approximately 30% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

We rely on our marketing efforts to attract new customers and must do so in a cost-effective manner; otherwise our operations will be harmed.

        A significant component of our business strategy is the promotion of our websites, mobile applications, ERB and Connect. We believe that the attractiveness of our solutions to our current and potential customers, both restaurants and diners, will increase as new restaurants provide additional restaurant listings and diners increasingly use our websites and mobile applications to conduct searches and make restaurant reservations. This is because an increase in the number of restaurant listings and the number of diners searching those listings increases the utility of our websites and mobile applications and their associated search, listing and reservation services. If we do not continue to grow the use of our websites, mobile applications, ERB and Connect, we may fail to build the critical mass of both restaurant customers and diners required to substantially increase our revenues.

        While our marketing efforts have not historically involved significant expenditures, in the future we may find it necessary to invest more heavily in direct marketing or online or traditional advertising. If we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

System interruptions that impair access to our websites or mobile applications would damage our reputation and brand and substantially harm our business and operating results.

        The satisfactory performance, reliability and availability of our ERB, Connect, websites, mobile applications and network infrastructure are critical to our reputation, our ability to attract and retain both restaurant customers and diners and our ability to maintain adequate customer service levels. Any systems interruption that results in the unavailability of our websites, mobile applications or any restaurant connected to our websites or mobile applications could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our websites or mobile applications or at our restaurant customer locations) for a variety of reasons, including network failures, power failures, software errors or an overwhelming number of visitors trying to reach our websites and mobile applications during periods of strong demand. In addition, our primary data center is hosted by a third-party. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

        Because our business is heavily dependent on our intellectual property, including our proprietary software, the protection of our intellectual property rights is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website or mobile application features, software and functionality or obtain and use information that we consider proprietary, such as the technology used to operate our websites and mobile applications, our content and our trademarks. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, because we sell our solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

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

        We currently hold the "OpenTable.com" and "toptable.com" Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell solutions in that country. Either result could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name OpenTable or toptable in all of the countries in which we currently conduct or intend to conduct business.

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

        A portion of traffic to our websites and mobile applications comes from non-paid search results that appear on search engines such as Google and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the algorithmic placement of links to our websites or mobile applications can be negatively affected. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or mobile applications, our business and financial performance would be adversely affected. In addition, to the extent Google, Bing or other leading search or meta-search engines disintermediate restaurant reservation or restaurant content providers by offering comprehensive restaurant reservation capabilities, or refer those leads to other favored partners, there could be a material adverse impact on our business and financial performance.

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

Our failure or the failure of third-party service providers to protect our confidential information, the confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and operating results.

        Our security measures or those of our third-party service providers may not detect or prevent security breaches that could harm our business. Our business requires us to use and store customer, employee and business partner personally identifiable information. This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers and payment account information. We require user names and passwords in order to access our information technology network. We also use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Third parties may attempt to fraudulently induce employees into disclosing user names, passwords or other sensitive information, which may in turn be used to access our information technology network.

        In addition, some of our restaurant customers currently require that diners enter their credit card information to hold a reservation. We rely on encryption and authentication technology licensed from third parties to effect secure transmission of confidential information, including credit card numbers. While we devote significant resources to network security, data encryption and other security measures to protect our systems and data, these security measures cannot provide absolute security. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect customer transaction data. The costs to us to eliminate or alleviate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and our efforts to address these problems may not be successful and could result in unexpected interruptions, delays, cessation of service and may harm our business operations. In addition, a party that is able to circumvent our security measures or those of our third-party service providers could misappropriate our proprietary information or personally identifiable information of our employees, restaurant customers or diners.

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

        If we raise additional capital through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our company. Moreover, any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock.

A further tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing.

        Worldwide economic conditions threaten to cause further tightening of the credit markets, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results and financial condition.

Our business is subject to the risks of earthquakes, fires, floods and other natural catastrophic events and to interruption by man-made problems.

        Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, terrorist attacks, acts of war, human errors, break-ins and similar events. For example, a significant natural disaster, such as an earthquake, fire or flood, could have a material adverse impact on our business, operating results and financial condition, and our insurance coverage may be insufficient to compensate us for losses that may occur. Our U.S. corporate offices and the facility we lease to house our computer and telecommunications equipment are located in the San Francisco Bay Area, a region known for seismic activity. In addition, acts of terrorism, which may be targeted at metropolitan areas which have higher population density than rural areas, could cause disruptions in our or our restaurant customers' businesses or the economy as a whole. We may not have sufficient protection or recovery plans in certain circumstances, such as natural disasters affecting the San Francisco Bay Area, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Our servers may also be vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems, which could lead to interruptions, delays, loss of critical data or the unauthorized disclosure of confidential customer data. See "—Our failure or the failure of third-party service providers to protect our confidential information, the confidential information of our customers and our network against security breaches could damage our reputation and brand and substantially harm our business and operating results."

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

        In addition, outbreaks of pandemic or contagious diseases may cause people to refrain from dining at restaurants. For example, from April 2009, there have been outbreaks of swine flu, caused by the H1N1 virus, in many regions of the world, including the United States and other countries in which we operate, which have affected the businesses of certain of our restaurant customers. While it did not have a material effect on our business, in April 2009, all of the restaurants in Mexico City, including our restaurant customers there, were closed for a period of approximately two weeks due to the H1N1 (swine) flu.

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

        A prolonged recurrence of the above factors or in other business and economic conditions affecting our restaurant customers could result in a significant decline in demand for restaurant dining and materially and adversely affect our financial condition and results of operations by reducing traffic in some or all of the restaurants that use our solutions, reducing the number of reservations made through our websites and mobile applications or the websites and mobile applications of our partners or restaurant customers, causing our restaurant customers to go out of business, or causing our restaurant customers to request lower pricing for our solutions, terminate their subscriptions to our solutions or default on their payment obligations to us.

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

  •
  excessive governmental regulation.

        Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich websites and mobile applications that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies.

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

        An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. The price of our common stock has been, and is likely to continue to be, volatile, which means that it could decline substantially within a short period of time. For example, since shares of our common stock were sold in our initial public offering in May 2009 at a price of $20.00 per share, our closing stock price has ranged from $24.66 to $115.62. The trading price of our common stock may be subject to wide fluctuations in response to various factors, some of which are beyond our control, including:

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

        As of December 31, 2011, our directors and executive officers, together with their affiliates, beneficially owned approximately 5.5% of our outstanding common stock. In addition, as of December 31, 2011, approximately 69.0% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in San Francisco, California, in a 34,236 square-foot facility, under a lease expiring on April 30, 2013. We also have regional offices in Boulder, Colorado; Chicago, Illinois; New York, New York; Frankfurt, Germany; London, England; Mexico City, Mexico; and Tokyo, Japan.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock has been quoted on the Nasdaq Global Market under the symbol "OPEN" since our initial public offering on May 21, 2009. Prior to this time, there was no public market for our common stock. The following table shows the high and low sale prices per share of our common stock as reported on the Nasdaq Global Market for the periods indicated:

	2011		2010
	High	Low	High	Low
First Quarter	$107.47	$68.42	$38.29	$24.70
Second Quarter	$118.66	$72.57	$45.51	$36.23
Third Quarter	$90.89	$43.25	$68.85	$40.84
Fourth Quarter	$52.95	$31.54	$73.72	$56.91

        On February 23, 2012, the closing price as reported on The NASDAQ Global Market of our common stock was $47.85 per share. As of February 21, 2012, we had approximately 103 holders of record of our common stock.

        We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Our current line of credit precludes the payment of dividends without the permission of the lender; see Note 7 to our Consolidated Financial Statements.

        Our equity plan information required by this item is incorporated by reference to the information in Part III, Item 12 of this Form 10-K.

Performance Graph

        This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of OpenTable, Inc. under the Securities Act of 1933, as amended, or the Exchange Act.

        The following graph shows a comparison from May 21, 2009 (the date our common stock commenced trading on The Nasdaq Global Market) through December 31, 2011 of cumulative total return for our common stock, the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index assume reinvestment of dividends.

COMPARISON OF THIRTY-TWO MONTH CUMULATIVE TOTAL RETURN*
Among OpenTable, Inc., the NASDAQ Composite Index
And the NASDAQ-100 Technology Sector Index

*
$100 invested in stock on 5/21/09 in index-including reinvestment of dividends

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 - October 31, 2011	—	$0.00	—	$50,000,000.00
November 1, 2011 - November 30, 2011	—	$0.00	—	$50,000,000.00
December 1, 2011 - December 31, 2011	1,089,300	$37.9089	1,089,300	$8,705,881.27

Total	1,089,300	$37.9089	1,089,300	—

(1)
On November 30, 2011, we announced that our board of directors had approved a $50.0 million share repurchase program, or Share Repurchase Program. We completed the Share Repurchase Program on January 6, 2012. As of such date, we had purchased an aggregate of 1,310,973 shares of our Common Stock for an aggregate consideration of $50.0 million.

Recent Sales of Unregistered Securities

        There were no unregistered sales of our equity securities during the twelve months ended December 31, 2011.

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

        We used all of our net offering proceeds to repurchase shares of our Common Stock pursuant to the Share Repurchase Program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this document. The consolidated income statements data for the years ended December 31, 2011, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011 and 2010 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated income statements data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2011	2010(2)	2009	2008	2007
	(In thousands, except per share amounts)
REVENUES	$139,518	$98,991	$68,596	$55,844	$41,148
COSTS AND EXPENSES:
Operations and support(1)	39,350	27,803	20,736	17,760	12,603
Sales and marketing(1)	28,697	21,673	15,525	14,830	11,326
Technology(1)	14,691	12,345	10,043	9,511	5,863
General and administrative(1)	24,157	19,252	13,608	13,117	12,212

Total costs and expenses	106,895	81,073	59,912	55,218	42,004

Income (loss) from operations	32,623	17,918	8,684	626	(856)
Other income, net	98	241	346	468	951

Income before taxes	32,721	18,159	9,030	1,094	95
Income tax expense (benefit)	11,167	4,080	3,963	2,118	(9,121)

NET INCOME (LOSS)	$21,554	$14,079	$5,067	$(1,024)	$9,216

Net income (loss) per share:
Basic	$0.92	$0.62	$0.28	$(0.10)	$0.36

Diluted	$0.88	$0.58	$0.22	$(0.10)	$0.31

Weighted average shares outstanding:
Basic	23,525	22,602	17,352	10,016	9,522
Diluted	24,436	23,979	22,467	10,016	10,943

(1)
Stock-based compensation included in above line items:

Operations and support	$1,665	$943	$320	$339	$290
Sales and marketing	2,054	1,872	764	878	709
Technology	1,703	1,547	516	694	288
General and administrative	5,307	3,689	1,218	2,059	1,816

	$10,729	$8,051	$2,818	$3,970	$3,103
(2)
Includes the results of operations of toptable.com from October 1, 2010. See Note 3 of our Consolidated Financial Statements.

	Years Ended December 31,
	2011	2010(2)	2009	2008	2007
	(In thousands, except per share amounts)
Other Operational Data:
Installed restaurants (at period end):
North America	17,150	13,795	10,850	9,295	7,391
International	7,969	6,254	1,501	1,040	470

Total	25,119	20,049	12,351	10,335	7,861
Seated diners (in thousands):
North America	89,533	62,430	41,909	33,636	24,614
International	7,141	2,925	957	542	244

Total	96,674	65,355	42,866	34,178	24,858
Headcount (at period end):
North America	398	344	256	238	192
International	160	149	63	59	34

Total	558	493	319	297	226
Additional Financial Data:
Revenues:
North America	$118,654	$90,108	$64,751	$53,065	$39,601
International	20,864	8,883	3,845	2,779	1,547

Total	$139,518	$98,991	$68,596	$55,844	$41,148
Income (loss) from operations:
North America	$44,007	$26,039	$14,591	$9,088	$4,974
International	(11,384)	(8,121)	(5,907)	(8,462)	(5,830)

Total	$32,623	$17,918	$8,684	$626	$(856)
Depreciation and amortization:
North America	$6,852	$6,036	$4,752	$4,026	$2,817
International	5,153	1,532	476	350	184

Total	$12,005	$7,568	$5,228	$4,376	$3,001
Stock-based compensation:
North America	$7,713	$7,117	$2,610	$3,563	$2,762
International	3,016	934	208	407	341

Total	$10,729	$8,051	$2,818	$3,970	$3,103

	December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$36,519	$33,444	$19,807	$5,528	$21,661
Short-term investments	13,411	9,080	50,221	17,259	—
Property, equipment and software, net	16,150	14,612	11,516	11,125	8,378
Working capital	48,570	37,679	61,788	14,745	9,759
Total assets	163,815	149,896	100,331	50,883	45,814
Dining rewards payable	20,827	15,398	11,611	8,462	5,836
Preferred stock	—	—	—	21,909	21,909
Total stockholders' equity	110,227	102,145	73,405	26,684	22,485

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

Overview

        We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect. Our solutions for diners include www.opentable.com and www.toptable.com, our popular restaurant reservation websites, as well as a variety of mobile applications. The OpenTable network includes approximately 25,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 280 million diners through OpenTable reservations, and during the three months ended December 31, 2011, we seated an average of approximately 9.0 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2011 and 2010, our net revenues were $139.5 million and $99.0 million, respectively. For the twelve months ended December 31, 2011 and 2010, our reservation revenues accounted for 53% and 48% of our total revenues, respectively, our subscription revenues accounted for 36% and 44% of our total revenues, respectively, and our other revenues accounted for 11% and 8% of our total revenues, respectively.

        In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2011 and 2010 were $20.9 million and $8.9 million, respectively, or 15% and 9% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

        We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

        We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue, including installation fees for our ERB (including training). Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately three to six years. Revenues are shown net of redeemable Dining Points issued to diners as described in "Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program" below.

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

        Technology.    Our technology expenses consist primarily of salaries and benefits, including bonuses and stock-based compensation, for employees and contractors engaged in the development and ongoing maintenance of our websites, infrastructure and software, as well as allocated facilities costs.

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

Revenue Recognition

        Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue, including installation fees for our ERB (including training). We provide our application as a service, and follow the provisions of Accounting Standards Codification ("ASC") Topic 605—Revenue Recognition. We recognize revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use our hardware during the service period. Proportionate revenue related to the right to use our hardware accounts for less than 10% of revenues for the periods presented.

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

        During the third quarter of 2010, we began selling third-party restaurant coupons through our websites, which we include in other revenue. We earn a commission for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the third-party coupon sale. The liability for redemption and potential income for breakage remain with the third-party restaurants; therefore, we do not record redemption or breakage of the coupons. We apply a sales allowance for potential coupon refunds. We began to phase-out this third-party coupon program in the fourth quarter of 2011.

        Revenues from the installation of our ERB are recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. The estimated customer life is approximately three to six years, based on historical restaurant customer termination activity. Estimates made by us may differ from actual customer lives. These differences may materially affect other revenue by increasing or decreasing revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue of less than 1%. To date, the impact of changes in the estimated customer life has not been material to the our results of operations or financial position.

        Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Dining Rewards Loyalty Program

        We provide a points-based loyalty program, OpenTable Dining Rewards, to registered diners who book and honor reservations through the OpenTable websites and mobile applications. OpenTable Dining Rewards involves the issuance of "Dining Points," which can be accumulated and redeemed for "Dining Checks." The standard award is 100 points per reservation, but diners can earn 1,000 points for reservations during featured times under the OpenTable Dining Rewards program. When a diner accumulates a minimum of 2,000 points, he or she may redeem them for a $20 Dining Check. Every 100 Dining Points is equal to one dollar. Diners may present Dining Checks at any OpenTable restaurant and their bill is reduced by the check amount. The restaurant then deposits the Dining Check to its bank.

        If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the Dining Points balance is reset to zero. As is typical with points-based incentive programs, many Dining Points expire unused. In addition, some Dining Checks are never used. The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is booked at the time the points are earned by the diner (i.e., when the diner is "seated" by the restaurant). We estimate the liability for the issued Dining Points by analyzing historical patterns of redemption and check-cashing activity. These historical patterns are evaluated in light of any current or proposed program changes that may impact future point redemption. Actual redemption rates could differ from our estimates used in assessing the contra-revenue amounts and corresponding liability, particularly if participation in our premium listings programs, with higher point awards, increases. These differences could materially affect reservation revenues. For example, an increase of 10% in the redemption rate as of December 31, 2011 would result in a reduction in revenues of $4.0 million and an increase in the dining rewards payable liability of 19%.

        We recognize the corresponding liability associated with Dining Points as contra-revenue in accordance with ASC Topic 605-50—Revenue Recognition-Customer Payments and Incentives.

Website and Software Development Costs

        Costs related to website and internal-use software are accounted for in accordance with ASC Topic 350-50—Intangibles-Goodwill and Other ("Topic 350-50"). Such software is primarily related to our websites and mobile applications, including support systems. We capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred. Capitalized costs are amortized when the project is completed and placed in service on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements.

        We follow the guidance in ASC Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers, and in a limited number of certain transactions we sell reservation systems that do not include our ongoing service. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short, and the costs incurred during this stage are not considered to be material and are expensed as incurred.

Income Taxes

        We record income taxes using the asset and liability method of accounting for income taxes in accordance with ASC Topic 740—Income Taxes ("Topic 740"). Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. We account for any income tax contingencies in accordance with Topic 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

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

        As a result of this analysis, for the year ended December 31, 2011 and consistent with prior years, it was determined that certain foreign tax credit carryforwards and foreign branch net operating losses did not meet the "more likely than not" realizability threshold which increased our valuation allowance by $0.4 million.

Stock-based Compensation

        We measure stock-based awards at fair value and recognize compensation expense for all share-based payment awards made to our employees and directors, including employee stock options and restricted stock units in accordance with ASC Topic 718—Stock Compensation.

        We estimate the fair value of stock options granted using the Black-Scholes valuation model. This model requires us to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of our common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized using a graded vesting attribution method over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in our consolidated income statements.

        The cost of restricted stock units is determined using the fair value of our common stock on the date of grant. Stock-based compensation expense is recognized using a graded vesting attribution method over the vesting period.

Results of Operations

        The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
REVENUES	$139,518	$98,991	$68,596
COSTS AND EXPENSES:
Operations and support(1)	39,350	27,803	20,736
Sales and marketing(1)	28,697	21,673	15,525
Technology(1)	14,691	12,345	10,043
General and administrative(1)	24,157	19,252	13,608

Total costs and expenses	106,895	81,073	59,912

Income from operations	32,623	17,918	8,684
Other income, net	98	241	346

Income before taxes	32,721	18,159	9,030
Income tax expense	11,167	4,080	3,963

NET INCOME (LOSS)	$21,554	$14,079	$5,067

Net income (loss) per share:
Basic	$0.92	$0.62	$0.28

Diluted	$0.88	$0.58	$0.22

Weighted average shares outstanding:
Basic	23,525	22,602	17,352
Diluted	24,436	23,979	22,467

(1)
Stock-based compensation included in above line items:

Operations and support	$1,665	$943	$320
Sales and marketing	2,054	1,872	764
Technology	1,703	1,547	516
General and administrative	5,307	3,689	1,218

	$10,729	$8,051	$2,818

	Years Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Other Operational Data:
Installed restaurants (at period end):
North America	17,150	13,795	10,850
International	7,969	6,254	1,501

Total	25,119	20,049	12,351
Seated diners (in thousands):
North America	89,533	62,430	41,909
International	7,141	2,925	957

Total	96,674	65,355	42,866
Headcount (at period end):
North America	398	344	256
International	160	149	63

Total	558	493	319
Additional Financial Data:
Revenues:
North America	$118,654	$90,108	$64,751
International	20,864	8,883	3,845

Total	$139,518	$98,991	$68,596
Income (loss) from operations:
North America	$44,007	$26,039	$14,591
International	(11,384)	(8,121)	(5,907)

Total	$32,623	$17,918	$8,684
Depreciation and amortization:
North America	$6,852	$6,036	$4,752
International	5,153	1,532	476

Total	$12,005	$7,568	$5,228
Stock-based compensation:
North America	$7,713	$7,117	$2,610
International	3,016	934	208

Total	$10,729	$8,051	$2,818

	Years Ended December 31,
	2011	2010	2009
REVENUES	100%	100%	100%
COSTS AND EXPENSES:
Operations and support	28%	28%	30%
Sales and marketing	21%	22%	23%
Technology	11%	13%	15%
General and administrative	17%	19%	20%

Total costs and expenses	77%	82%	88%

Income from operations	23%	18%	12%
Other income, net	0%	0%	1%

Income before taxes	23%	18%	13%
Income tax expense	8%	4%	6%

NET INCOME (LOSS)	15%	14%	7%

Years ended December 31, 2011, 2010 and 2009

Revenues

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
Installed restaurants (at period end):
North America	17,150	13,795	10,850	24%	27%
International	7,969	6,254	1,501	27%	317%

Total	25,119	20,049	12,351	25%	62%
Seated diners (in thousands):
North America	89,533	62,430	41,909	43%	49%
International	7,141	2,925	957	144%	206%

Total	96,674	65,355	42,866	48%	52%
Revenues by type:
Reservation	$74,215	$47,520	$29,437	56%	61%
Subscription	50,767	43,125	35,854	18%	20%
Other	14,536	8,346	3,305	74%	153%

Total	$139,518	$98,991	$68,596	41%	44%

Percentage of revenues by type:
Reservation	53%	48%	43%
Subscription	36%	44%	52%
Other	11%	8%	5%

Total	100%	100%	100%

Revenues by location:
North America	$118,654	$90,108	$64,751	32%	39%
International	20,864	8,883	3,845	135%	131%

Total	$139,518	$98,991	$68,596	41%	44%

Percentage of revenues by location:
North America	85%	91%	94%
International	15%	9%	6%

Total	100%	100%	100%

        2011 compared to 2010.    Total revenues increased $40.5 million, or 41%, from the year ended December 31, 2010 to the year ended December 31, 2011. Reservation revenues increased to $74.2 million in the year ended December 31, 2011 from $47.5 million in the year ended December 31, 2010, an increase of $26.7 million, or 56%. Reservation revenues increased as a result of an increase in seated diners. Subscription revenues increased to $50.8 million in the year ended December 31, 2011 from $43.1 million in the year ended December 31, 2010, an increase of $7.7 million, or 18%. Subscription revenues increased due to the increase in installed ERB restaurants. Other revenues increased to $14.5 million in the year ended December 31, 2011 from $8.3 million in the year ended December 31, 2010, an increase of $6.2 million, or 74%. Other revenues increased primarily as a result of an increase in revenue from other product offerings, including advertising sales, featured private dining listings and third-party restaurant coupon sales. International revenues increased by $12.0 million, or 135%, from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to the inclusion for a full year of the operations of toptable.com ("toptable") in the U.K., which was acquired on October 1, 2010.

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

Costs and Expenses

Operations and Support

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
Operations and support	$39,350	$27,803	$20,736	42%	34%
Headcount (at period end):
North America	138	112	76	23%	47%
International	54	54	25	0%	116%

Total	192	166	101	16%	64%

        2011 compared to 2010.    Operations and support expenses for the year ended December 31, 2011 were $39.4 million compared to $27.8 million for the year ended December 31, 2010, an increase of $11.6 million, or 42%. The increase in operations and support expenses was primarily attributable to a $4.8 million increase in headcount-related expenses, including stock-based compensation expense, and a $1.0 million increase in cost at our outsourced customer support center. Also contributing to the increase was a $2.7 million increase in amortization of intangible assets, a $1.1 million increase in depreciation of capitalized website and software development costs, plus an increase in restaurant equipment costs, including depreciation on restaurant hardware, and equipment and shipping costs in connection with the increase in the installed base.

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

Sales and Marketing

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
Sales and marketing	$28,697	$21,673	$15,525	32%	40%
Headcount (at period end):
North America	112	98	62	14%	58%
International	68	62	30	10%	107%

Total	180	160	92	13%	74%

        2011 compared to 2010.    Sales and marketing expenses for the year ended December 31, 2011 were $28.7 million compared to $21.7 million for the year ended December 31, 2010, an increase of $7.0 million, or 32%. The increase in sales and marketing expenses was primarily attributable to a $4.8 million increase in headcount-related costs, including stock-based compensation expense, plus an increase of $1.2 million for pay per click marketing expenses incurred by toptable.

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

Technology

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2010	2010	2009
	(Dollars in thousands)
Technology	$14,691	$12,345	$10,043	19%	23%
Headcount (at period end):
North America	87	85	73	2%	16%
International	16	11	0	45%

Total	103	96	73	7%	32%

        2011 compared to 2010.    Technology expenses for the year ended December 31, 2011 were $14.7 million compared to $12.3 million for the year ended December 31, 2010, an increase of $2.4 million, or 19%. The increase in technology expenses was primarily attributable to a $1.9 million increase in headcount-related costs, including stock-based compensation expense.

        2010 compared to 2009.    Technology expenses for the year ended December 31, 2010 were $12.3 million compared to $10.0 million for the year ended December 31, 2009, an increase of $2.3 million, or 23%. The increase in technology expenses was primarily attributable to a $2.3 million increase in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
General and administrative	$24,157	$19,252	$13,608	25%	41%
Headcount (at period end):
North America	61	49	45	24%	9%
International	22	22	8	0%	175%

Total	83	71	53	17%	34%

        2011 compared to 2010.    General and administrative expenses for the year ended December 31, 2011 were $24.2 million compared to $19.3 million for the year ended December 31, 2010, an increase of $4.9 million, or 25%. The increase in general and administrative expenses was primarily attributable to a $2.7 million increase in headcount-related costs, including stock-based compensation expense. Also contributing to the increase was an increase of $0.6 million in professional services, primarily related to a one-time legal settlement expense in the second quarter of 2011.

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

Other Income, Net

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
Other income, net	$98	$241	$346	(59)%	(30)%

        2011 compared to 2010.    Other income, net for the year ended December 31, 2011 was $0.1 million compared to $0.2 million for the year ended December 31, 2010, a decrease of $0.1 million, or 59%. The decrease in other income, net was primarily the result of a $0.1 million decrease in interest income earned on cash, cash equivalents and short-term investments as a result of experiencing lower short-term borrowing interest rates.

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

Income Taxes

	Years Ended December 31,
				2010 to 2011% Change	2009 to 2010% Change
	2011	2010	2009
	(Dollars in thousands)
Income tax expense	$11,167	$4,080	$3,963	174%	3%

        2011 compared to 2010.    Income tax expense for the year ended December 31, 2011 was $11.2 million compared to income tax expense of $4.1 million for the year ended December 31, 2010. Our effective income tax rate in 2011 was 34.1% up from 22.5% in 2010. Our effective tax rate increased in 2011 as compared to 2010 due to the recognition of certain prior years Federal and California research and development tax credit benefits in the year ended December 31, 2010.

        2010 compared to 2009.    Income tax expense for the year ended December 31, 2010 was $4.1 million compared to income tax expense of $4.0 million for the year ended December 31, 2009. Our effective income tax rate in 2010 was 22.5% down from 43.9% in 2009 due to the benefits resulting from research and development tax credits, California Enterprise Zone tax credits and the federal Domestic Manufacturing Deduction which were partially offset by the tax impact of certain stock-based compensation charges and state income tax expense.

Liquidity and Capital Resources

	Years Ended December 31,
	2011	2010	2009
	(In thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$9,584	$9,327	$5,996
Depreciation and amortization
North America	6,852	6,036	4,752
International	5,153	1,532	476

Total depreciation and amortization	12,005	7,568	5,228
Cash flows from operating activities	42,071	33,356	17,689
Cash flows from investing activities	(13,931)	(24,938)	(42,128)
Cash flows from financing activities	(24,781)	5,352	38,499

        As of December 31, 2011, we had cash and cash equivalents of $36.5 million and short-term investments of $13.4 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit.

        Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation, or FDIC, and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be affected if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

        We have a $5.0 million line of credit to fund working capital under which we have no amounts drawn down as of December 31, 2011. This line of credit expires in July 2012.

        Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of a bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from sales of our common stock, including the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $36.5 million at December 31, 2011 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

        For the twelve months ended December 31, 2011, operating activities provided $42.1 million in cash, as a result of net income of $21.6 million, $10.7 million in stock-based compensation, $12.0 million in depreciation and amortization and $2.1 million in provision for bad debts. These amounts were partially offset by a cash usage of $7.7 million as a result of an increased accounts receivable balance.

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

        During the twelve months ended December 31, 2011, we purchased $9.6 million of property, equipment and software, net. Also in the twelve months ended December 31, 2011, we purchased $4.5 million (net of sales) of short-term investments.

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

        During the twelve months ended December 31, 2009, in addition to purchases of property, equipment and software, we purchased $33.1 million (net of sales) of short-term investments. Also in the twelve months ended December 31, 2009, we purchased substantially all of the assets of GuestBridge, Inc. for approximately $3.0 million in cash.

Financing Activities

        In addition to our initial public offering in May 2009, our financing activities have primarily consisted of proceeds from the issuance of common stock pursuant to our equity incentive plans and the excess tax benefit related to stock compensation.

        During the twelve months ended December 31, 2011, we repurchased $41.3 million of common shares under our share repurchase program which concluded in January 2012.

Off Balance Sheet Arrangements

        As of December 31, 2011, we did not have any off balance sheet arrangements.

Contractual Obligations

        We lease our primary office space in San Francisco, California and other locations under various non-cancelable operating leases that expire in or prior to 2016. We have no debt obligations, other than a $5.0 million line of credit for working capital, under which we have not borrowed to date. This credit facility expires in July 2012. Additionally, all property, equipment and software have been purchased for cash, and accordingly we have no capital lease obligations. Finally, we have no material long-term purchase obligations outstanding with any vendors or third parties, or any other long-term liabilities. The following table sets forth, as of December 31, 2011, payments due under our operating lease obligations.

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2012	$1,859
2013	726
2014	266
2015	118
2016	35

Total	$3,004

        As of December 31, 2011, in addition to the obligations in the table above, we had approximately $6.2 million of income tax liabilities, including interest and penalties, related to uncertain tax positions. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued ASC Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820). Topic 820 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. We anticipate that the adoption of this standard will not materially expand our consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASC Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of this standard will change the presentation of our consolidated financial statements but will have no effect on the reported amounts of comprehensive net income.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011 and earlier adoption is permitted. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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
San Francisco, California

        We have audited the accompanying consolidated balance sheets of OpenTable, Inc. and subsidiaries (collectively the "Company") as of December 31, 2011 and 2010, and the related consolidated income statements, statements of stockholders' equity and comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2012

OPENTABLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,519,000	$33,444,000
Short-term investments	13,411,000	9,080,000
Accounts receivable, net of allowance for doubtful accounts of $1,315,000, and $1,260,000 at December 31, 2011 and 2010	18,795,000	13,292,000
Prepaid expenses and other current assets	2,708,000	2,919,000
Deferred tax assets	11,238,000	7,882,000
Restricted cash	—	167,000

Total current assets	82,671,000	66,784,000
Property, equipment and software, net	16,150,000	14,612,000
Goodwill	42,312,000	42,347,000
Intangible assets	16,403,000	20,248,000
Deferred tax asset	5,466,000	5,539,000
Other assets	813,000	366,000

TOTAL ASSETS	$163,815,000	$149,896,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,210,000	$1,862,000
Accrued expenses	4,794,000	5,804,000
Accrued compensation	4,518,000	4,189,000
Deferred revenue	1,752,000	1,852,000
Dining rewards payable	20,827,000	15,398,000

Total current liabilities	34,101,000	29,105,000
Deferred revenue—non-current	2,249,000	2,802,000
Deferred tax liabilities	3,915,000	5,644,000
Income tax liabilities	13,215,000	8,577,000
Other long-term liabilities	108,000	1,623,000

Total liabilities	53,588,000	47,751,000

COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value—100,000,000 shares authorized; 24,009,404 and 23,507,765 shares issued, 22,709,857 and 23,297,518 shares outstanding at December 31, 2011 and 2010	2,000	2,000
Additional paid-in capital	171,465,000	143,292,000
Treasury stock, at cost (1,299,547 and 210,247 shares at December 31, 2011 and 2010)	(41,963,000)	(647,000)
Accumulated other comprehensive loss	(1,634,000)	(1,305,000)
Accumulated deficit	(17,643,000)	(39,197,000)

Total stockholders' equity	110,227,000	102,145,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$163,815,000	$149,896,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2011	2010	2009
REVENUES	$139,518,000	$98,991,000	$68,596,000
COSTS AND EXPENSES:
Operations and support	39,350,000	27,803,000	20,736,000
Sales and marketing	28,697,000	21,673,000	15,525,000
Technology	14,691,000	12,345,000	10,043,000
General and administrative	24,157,000	19,252,000	13,608,000

Total costs and expenses	106,895,000	81,073,000	59,912,000

Income from operations	32,623,000	17,918,000	8,684,000
Other income, net	98,000	241,000	346,000

Income before taxes	32,721,000	18,159,000	9,030,000
Income tax expense	11,167,000	4,080,000	3,963,000

NET INCOME	$21,554,000	$14,079,000	$5,067,000

Net income per share (see Note 2):
Basic	$0.92	$0.62	$0.28

Diluted	$0.88	$0.58	$0.22

Weighted average shares outstanding:
Basic	23,525,000	22,602,000	17,352,000
Diluted	24,436,000	23,979,000	22,467,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock
						Common Stock		Treasury Stock		Accumulated Other Comprehensive Loss
					Additional Paid-in Capital						Accumulated Deficit		Comprehensive Income
	Shares	Amount	Shares	Amount		Shares	Amount	Shares	Amount			Total
Balance at January 1, 2009	6,898,187	$6,925,000	2,177,550	$14,984,000	$64,060,000	10,944,421	$1,000	210,247	$(647,000)	$(296,000)	$(58,343,000)	$26,684,000
Conversion of preferred stock to common in connection with initial public offering	(6,898,187)	(6,925,000)	(2,177,550)	(14,984,000)	21,909,000	9,075,737	1,000					1,000
Issuance of common stock in connection with initial public offering, net of issuance costs of $5,811,000					34,638,000	2,022,684						34,638,000
Issuance of common stock in connection with cashless warrant exercise						154,599						—
Issuance of common stock upon exercise of employee stock options					2,223,000	245,028						2,223,000
Tax benefit from disqualifying dispositions					1,703,000							1,703,000
Stock-based compensation expense					2,921,000							2,921,000
Foreign currency translation										266,000		266,000	$266,000
Unrealized loss on investments										(98,000)		(98,000)	(98,000)
Net income											5,067,000	5,067,000	5,067,000

Comprehensive income													$5,235,000

Balance at December 31, 2009	—	—	—	—	127,454,000	22,442,469	2,000	210,247	(647,000)	(128,000)	(53,276,000)	73,405,000
Issuance of common stock upon exercise of employee stock options					6,299,000	855,049						6,299,000
Tax benefit from disqualifying dispositions					1,271,000							1,271,000
Stock-based compensation expense					8,268,000							8,268,000
Foreign currency translation										(1,210,000)		(1,210,000)	(1,210,000)
Unrealized gain on investments										33,000		33,000	33,000
Net income											14,079,000	14,079,000	14,079,000

Comprehensive income													$12,902,000

Balance at December 31, 2010	—	—	—	—	143,292,000	23,297,518	2,000	210,247	(647,000)	(1,305,000)	(39,197,000)	102,145,000
Issuance of common stock upon exercise of employee stock options					5,981,000	501,639						5,981,000
Tax benefit from disqualifying dispositions					11,098,000							11,098,000
Share repurchase program						(1,089,300)		1,089,300	(41,316,000)			(41,316,000)
Stock-based compensation expense					11,094,000							11,094,000
Foreign currency translation										(331,000)		(331,000)	(331,000)
Unrealized gain on investments										2,000		2,000	2,000
Net income											21,554,000	21,554,000	21,554,000

Comprehensive income													$21,225,000

Balance at December 31, 2011	—	$—	—	$—	$171,465,000	22,709,857	$2,000	1,299,547	$(41,963,000)	$(1,634,000)	$(17,643,000)	$110,227,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
OPERATING ACTIVITIES:
Net income	$21,554,000	$14,079,000	$5,067,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,047,000	6,361,000	5,154,000
Amortization of intangibles	3,958,000	1,207,000	74,000
Provision for doubtful accounts	2,113,000	1,488,000	1,824,000
Stock-based compensation	10,729,000	8,051,000	2,818,000
Write-off of property, equipment and software	972,000	478,000	631,000
Deferred taxes	(3,284,000)	(5,570,000)	3,007,000
Excess tax benefit related to stock-based compensation	(11,098,000)	(1,271,000)	(1,703,000)
Change in contingent liability	(1,392,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,657,000)	(4,905,000)	(3,059,000)
Prepaid expenses and other current assets	(51,000)	(751,000)	(267,000)
Accounts payable and accrued expenses	10,304,000	1,860,000	840,000
Accrued compensation	312,000	648,000	209,000
Deferred revenue	(639,000)	(482,000)	(55,000)
Long-term liabilities	2,779,000	8,674,000	—
Dining rewards payable	5,424,000	3,489,000	3,149,000

Net cash provided by operating activities	42,071,000	33,356,000	17,689,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(9,584,000)	(9,327,000)	(5,996,000)
Purchases of investments	(31,959,000)	(28,993,000)	(83,545,000)
Sales of investments	27,436,000	69,552,000	50,413,000
Acquisition of businesses	—	(56,170,000)	(3,000,000)
Change in restricted cash	176,000	—	—

Net cash used in investing activities	(13,931,000)	(24,938,000)	(42,128,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	11,098,000	1,271,000	1,703,000
Proceeds from issuance of common stock upon exercise of employee stock options	5,437,000	5,069,000	985,000
Change in cash overdrafts	—	(988,000)	988,000
Repurchases of common stock	(41,316,000)	—	—
Proceeds from issuance of common stock in connection with initial public offering, net of offering costs	—	—	34,823,000

Net cash provided by (used in) financing activities	(24,781,000)	5,352,000	38,499,000

EFFECT OF EXCHANGE RATES ON CASH	(284,000)	(133,000)	219,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,075,000	13,637,000	14,279,000
CASH AND CASH EQUIVALENTS—Beginning of year	33,444,000	19,807,000	5,528,000

CASH AND CASH EQUIVALENTS—End of year	$36,519,000	$33,444,000	$19,807,000

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$611,000	$1,165,000	$1,137,000

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$21,000	$1,413,000	$—

Unpaid portion of acquisition purchase price recorded in accrued expenses	$—	$150,000	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$958,000	$273,000	$280,000

Vesting of early exercised stock options	$544,000	$1,206,000	$1,239,000

Conversion of convertible preferred stock to common stock	$—	$—	$21,909,000

See notes to consolidated financial statements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

1. Organization and Description of Business

        OpenTable, Inc. (together with its subsidiaries including toptable.co.uk Ltd., or "toptable", which we acquired in October 2010, "OpenTable" or the "Company"), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable websites and mobile applications as well as the websites and mobile applications of OpenTable's partners and restaurant customers. For diners, the Company operates www.opentable.com and www.toptable.com, popular restaurant reservation websites, and also provides a variety of mobile applications. The OpenTable websites and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network that use ERB and Connect in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

Certain Significant Risks and Uncertainties

        The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: the ability to maintain an adequate rate of growth; the impact of the current economic climate on its business; the ability to effectively manage its growth; the ability to attract new restaurant customers; the ability to increase the number of visitors to its websites and convert those visitors into diners; and the ability to retain existing restaurant customers and diners and encourage repeat reservations.

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

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        The Company's operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive loss in stockholders' equity. Foreign exchange transaction gains and losses are included in Other Income, net in the accompanying consolidated income statements. Exchange gains and losses on intercompany balances that are considered permanently invested are also included as a component of accumulated other comprehensive loss in stockholders' equity.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2011 and 2010, cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities.

Restricted Cash

        Restricted cash represents money market accounts and a certificate of deposit held at a financial institution principally as security for deposits maintained in connection with the Company's credit card processors.

Short-term Investments

        Short-term investments consist mainly of U.S. government agency securities and certificates of deposit. The Company classifies its investments as available-for-sale securities. The Company has classified all available for sale securities with readily available markets as short term, even though the stated maturity may be one year or more beyond the current balance sheet date, because of the intent to sell those securities as necessary, prior to maturity to meet liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income loss in stockholders' equity. For the twelve month periods ended December 31, 2011, 2010, and 2009, realized and unrealized gains and losses on investments were not material and no impairment charges were recognized. An impairment charge is recorded in the consolidated income statements for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. Management judges whether a decline in value is temporary based on the length of time that the fair market value has been below cost combined with the severity of the decline.

        If a debt security in an unrealized loss position is deemed to be other-than-temporary, the difference between the security's then-current amortized cost basis and fair value is separated into (i) the amount of the impairment related to the credit loss (i.e., the credit loss component) and (ii) the

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

amount of the impairment related to all other factors (i.e., the non-credit loss component). The credit loss component is recognized in earnings. The non-credit loss component would be recognized in accumulated other comprehensive loss.

Fair Value

        The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

        Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company's credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts were $2,058,000, $1,279,000 and $1,777,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Property, Equipment and Software, net

        Property, equipment and software, net is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which is four years for restaurant hardware and three years for all other asset categories

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

except leasehold improvement, which are amortized over the shorter of the lease term or expected useful life of the improvements.

Goodwill and Intangible Assets

        The Company accounts for goodwill and intangible assets in accordance with Accounting Standards Codification ("ASC") Topic 350 Intangibles—Goodwill and Other ("Topic 350"). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with Topic 350.

Website and Internal-Use Software Development Costs

        Costs related to website and internal-use software development are accounted for in accordance with ASC Topic 350-50—Intangibles-Goodwill and Other. Such software is primarily related to the Company's websites and mobile applications, including support systems. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within Technology expenses within the accompanying consolidated income statements. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally between two and three years.

        The Company capitalized $3,426,000, $2,933,000 and $1,505,000 in website and internal-use software development costs during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense totaled $2,555,000, $1,416,000 and $685,000 during the fiscal years ended December 31, 2011, 2010 and 2009, respectively. Such costs are recorded in operations and support within the accompanying consolidated income statements.

        The Company follows the guidance in ASC Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers, and in a limited number of certain transactions the Company sells reservation systems which do not include the Company's ongoing service. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short and the costs incurred during this stage are not material for the years ended December 31, 2011, 2010 and 2009 and are expensed as incurred in Technology expense.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets during the twelve months ended December 31, 2011, 2010 and 2009, respectively. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Revenue Recognition

        The Company's revenues include monthly subscription fees, a per-seated diner fee for each diner seated through the Company's online reservation system, and other revenue, including installation fees for the Company's ERB (including training). As the Company provides its application as a service, the Company follows ASC Topic 605—Revenue Recognition. The Company recognizes revenue when all of the following conditions are met: there is persuasive evidence of an arrangement; the service has been provided to the customer; the collection of the fees is reasonably assured; and the amount of fees to be paid by the customer is fixed or determinable. Amounts paid by the customer include the right to use Company hardware during the service period. Proportionate revenue related to the right to use Company hardware accounts for less than 10% of revenue for all periods presented.

        Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $12,444,000, $8,767,000 and $6,940,000 for the years ended December 31, 2011, 2010 and 2009, respectively, related to redeemable Dining Points issued to diners during the respective periods.

        During the third quarter of 2010, the Company began selling third-party restaurant coupons through its websites. The Company earns a commission for acting as an agent in these transactions which is recorded on a net basis and is included in revenue upon completion of the third-party coupon sale. The liability for redemption and potential income for breakage remain with the third-party restaurants; therefore, the Company does not record redemption or breakage of the coupons. The Company applies a sales allowance for potential coupon refunds. The Company began to phase-out this third-party coupon program in the fourth quarter of 2011.

        Revenues from the installation of the ERB is recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. As of December 31, 2011, the estimated customer life was approximately three to six years, based on historical restaurant customer termination activity. To date the impact of changes in the estimated customer life has not been material to the Company's results of operations or financial position.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

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

        The Company recognizes the liability associated with Dining Points as contra-revenue in accordance with ASC Topic 605-50—Revenue Recognition-Customer Payments and Incentives.

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

Technology

        In the consolidated income statements, technology expense includes employee compensation associated with the development of new technologies.

Operations and Support

        In the consolidated income statements, operations and support expense includes employee compensation associated with the installation, support and maintenance of customers, as well as costs associated with restaurant equipment and connectivity, outsourced call center costs, referral payments and shipping costs associated with restaurant equipment. Operations and Support expenses also include amortization of capitalized website and internal-use software development costs.

Advertising Expense

        Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated income statements. Advertising costs include direct-marketing costs such as e-mail marketing, pay per click, market research, printing, public relations and tradeshow expenses.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

The Company incurred $3,578,000, $1,789,000 and $1,013,000 of advertising costs during the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Stock-Based Compensation

        The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock units in accordance with ASC Topic 718 ("Topic 718")—Stock Compensation.

        The Company estimates the fair value of stock options granted using the Black-Scholes valuation model. This model requires the Company to make estimates and assumptions including, among other things, estimates regarding the length of time an employee will retain vested stock options before exercising them, the estimated volatility of its common stock price and the number of options that will be forfeited prior to vesting. The fair value is then amortized using a graded vesting attribution method over the requisite service periods of the awards, which is generally the vesting period. Changes in these estimates and assumptions can materially affect the determination of the fair value of stock-based compensation and consequently, the related amount recognized in the consolidated income statements.

        The cost of restricted stock units is determined using the fair value of the Company's common stock on the date of grant. Stock-based compensation expense is recognized using a graded vesting attribution method over the vesting period.

Net Income Per Share

        The Company calculates net income per share in accordance with ASC Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the "two-class method" required for participating securities.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

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

        Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600, 220,000 and 281,000 shares were excluded from the dilutive shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 150,000, 114,000 and 388,000 were excluded from the dilutive shares outstanding for the years ended December 31, 2011, 2010 and 2009, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2011	2010	2009
Basic net income per common share calculation:
Net income	$21,554,000	$14,079,000	$5,067,000
Less: Undistributed earnings allocated to participating securities	(20,000)	(142,000)	(154,000)

Net income attributable to common shares—basic	$21,534,000	$13,937,000	$4,913,000

Basic weighted average common shares outstanding	23,525,000	22,602,000	17,352,000
Basic net income per share	$0.92	$0.62	$0.28

Diluted net income per common share calculation:
Net income	$21,554,000	$14,079,000	$5,067,000
Less: Undistributed earnings allocated to participating securities	(12,000)	(91,000)	(88,000)

Net income attributable to common shares—diluted	$21,542,000	$13,988,000	$4,979,000

Weighted average shares used to compute basic net income per share	23,525,000	22,602,000	17,352,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	14,000	154,000	391,000
Warrants to purchase common stock	—	—	17,000
Warrants to purchase convertible preferred stock	—	—	65,000
Employee stock options	885,000	1,223,000	1,151,000
Employee stock awards	12,000	—	—
Convertible preferred stock	—	—	3,491,000

Weighted average shares used to compute diluted net income per share	24,436,000	23,979,000	22,467,000
Diluted net income per share	$0.88	$0.58	$0.22

Comprehensive Income

        In accordance with ASC Topic 220—Comprehensive Income, the Company reports by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

        Accumulated other comprehensive loss of $1,634,000 as of December 31, 2011 was comprised of $1,637,000 of foreign currency translation losses and $3,000 of unrealized gain on investments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

Accumulated other comprehensive loss of $1,305,000 as of December 31, 2010 was comprised of $1,306,000 of foreign currency translation losses and $1,000 of unrealized gain on investments.

Income Taxes

        The Company records income taxes using the asset and liability method of accounting for income taxes in accordance with ASC Topic 740—Income Taxes ("Topic 740"). Under this method, income tax expense or benefit is recognized for the amount of taxes payable or refundable for the current year and for deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The Company accounts for any income tax contingencies in accordance with Topic 740. The measurement of current and deferred tax assets and liabilities is based on provisions of currently enacted tax laws. The effects of any future changes in tax laws or rates have not been considered.

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

        As a result of this analysis, for the year ended December 31, 2011 and consistent with prior years, it was determined that certain foreign tax credit carryforwards and foreign branch net operating losses did not meet the "more likely than not" realizability threshold which increased the Company's valuation allowance to $2.8 million.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820). Topic 820 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all nonowner changes in stockholders' equity be

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

2. Summary of Significant Accounting Policies (Continued)

presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of this standard will change the presentation of the Company's consolidated financial statements but will have no effect on the reported amounts of comprehensive net income.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011 and earlier adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Acquisition of Table Maestro

        In August 2010, the Company acquired substantially all of the assets and certain liabilities of Table Maestro, LLC ("Table Maestro"), a provider of telephone reservation services for a purchase price of $1,500,000 in cash and additional contingent performance-based cash payments which were valued at $1,526,000 on the acquisition date. The accruals for the contingent performance-based cash payments were subsequently reversed by $1,392,000 in the twelve months ended December 31, 2011, for lack of performance. The Company recorded $2,756,000 of goodwill and $289,000 of identifiable intangible assets in connection with the acquisition which is being accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 2010, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company's historical consolidated financial statements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Acquisitions (Continued)

Acquisition of toptable.com

        On October 1, 2010, the Company acquired toptable.com ("toptable"), a leading restaurant reservation site in the United Kingdom, for $55,325,000 in cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values on the acquisition date. On October 1, 2010, the Company recorded $38,650,000 of goodwill and $20,583,000 of identifiable intangible assets in connection with the acquisition. Goodwill was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the toptable diner and restaurant reservation network with the Company's technology, as well as the economies of scale expected from combining the operations of toptable and the Company. Goodwill is not expected to be deductible for tax purposes. Intangible assets recorded as a result of the acquisition include trademarks of $12,014,000 which has an indefinite life. Intangible assets also include customer relationships of $7,405,000 and developed technology of $1,164,000 which are being amortized over their estimated remaining lives of two to three years. The Company has included the effects of the transaction within the results of operations prospectively from October 1, 2010, the date of the acquisition.

        The Company's purchase price allocation for the net assets acquired was as follows:

October 1, 2010
Cash and cash equivalents	$516,000
Accounts receivable	2,196,000
Prepaid expenses and other current assets	119,000
Deferred tax asset	1,359,000
Property and equipment	370,000
Goodwill	38,650,000
Intangible assets	20,583,000
Other assets	50,000

TOTAL ASSETS	$63,843,000

Accounts payable	$576,000
Accrued expenses	1,329,000
Accrued compensation	544,000
Dining rewards payable	305,000
Deferred tax liability	5,764,000

TOTAL LIABILITIES	$8,518,000

NET ASSETS ACQUIRED	$55,325,000

Unaudited Pro Forma Condensed Combined Financial Information

        The consolidated financial statements contained herein include the operating results of toptable from October 1, 2010, the date of the acquisition. From the date of acquisition through December 31, 2010, toptable contributed $3,010,000 to revenues.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

3. Acquisitions (Continued)

        The unaudited pro forma financial information provided below, for the twelve months ended December 31, 2010 and 2009, assumes the acquisition of toptable occurred on January 1, 2009 and includes the impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2009.

	Twelve Months Ended December 31,
	2010	2009
Revenues	$107,133,000	$79,043,000
Income from operations	16,140,000	6,745,000
Net income	12,047,000	2,603,000
Net income per share
Basic	$0.53	$0.15

Diluted	$0.50	$0.11

4. Short-Term Investments and Fair Value Measurements

        Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2011:
U.S. government and agency securities	$10,538,000	$3,000	$(1,000)	$10,540,000
Certificates of deposit	2,871,000	—	—	2,871,000

Total	$13,409,000	$3,000	$(1,000)	$13,411,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2010:
U.S. government and agency securities	$8,099,000	$1,000	$—	$8,100,000
Certificates of deposit	980,000	—	—	980,000

Total	$9,079,000	$1,000	$—	$9,080,000

        As of December 31, 2011, there were no investments that had maturity dates of greater than one year.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

4. Short-Term Investments and Fair Value Measurements (Continued)

        The following table represents the Company's fair value hierarchy for its financial assets:

	December 31, 2011			December 31, 2010
	Aggregate Fair Value	Level 1	Level 2	Aggregate Fair Value	Level 1	Level 2
U.S. government and agency securities	$10,540,000	$—	$10,540,000	$8,100,000	$—	$8,100,000
Certificates of deposit	2,871,000	—	2,871,000	980,000	—	980,000

Total short-term investments	$13,411,000	$—	$13,411,000	$9,080,000	$—	$9,080,000

        Subsequent to the issuance of the Company's 2010 consolidated financial statements, the Company determined that the $8,100,000 of investments in U.S. government and agency securities as of December 31, 2010 should be classified as Level 2 investments (rather than Level 1 investments as originally classified) as these specific securities are not actively traded. Accordingly, the Company has corrected the classification of these securities from Level 1 to Level 2 in the table of fair value measurements as of December 31, 2010.

        The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

5. Goodwill and Intangible Assets

        As of December 31, 2011, goodwill included $37,751,000 resulting from the acquisition of toptable (adjusted by $899,000 for the change in foreign currency exchange rates from the date of acquisition through December 31, 2011), $2,756,000 resulting from the acquisition of Table Maestro, and $1,805,000 resulting from the acquisition of GuestBridge. A summary of goodwill by segment is as follows:

	December 31,
	2011	2010
North America	$4,561,000	$4,561,000
International	37,751,000	37,786,000

Total Goodwill	$42,312,000	$42,347,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

5. Goodwill and Intangible Assets (Continued)

        A summary of intangible assets as of December 31, 2011 and 2010 is as follows:

	December 31,			December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Trademarks—finite life	$132,000	$51,000	$81,000	$133,000	$23,000	$110,000
Trademarks—indefinite life	11,752,000	—	11,752,000	11,764,000	—	11,764,000
Customer relationships	8,091,000	4,042,000	4,049,000	8,098,000	940,000	7,158,000
Developed technology	1,514,000	993,000	521,000	1,515,000	299,000	1,216,000

Total intangible assets	$21,489,000	$5,086,000	$16,403,000	$21,510,000	$1,262,000	$20,248,000

        Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $3,958,000, $1,207,000 and $74,000 for the years ended December 31, 2011, 2010 and 2009, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2012: $3,285,000; 2013: $1,300,000; 2014: $67,000.

        For the annual impairment analysis, goodwill and intangibles with indefinite lives are evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit's carrying amount, including goodwill and intangibles, to the fair value of the reporting unit. If the carrying amounts exceed the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2011 and determined that there was no impairment of goodwill or intangibles as of December 31, 2011.

6. Property, Equipment and Software

        Property, equipment and software consists of the following:

	December 31,
	2011	2010
Restaurant hardware	$19,085,000	$18,086,000
Computer equipment	4,134,000	3,206,000
Software	2,257,000	1,471,000
Website and internal-use software development costs	7,719,000	4,964,000
Furniture and fixtures	405,000	299,000
Leasehold improvements	344,000	204,000

Total	33,944,000	28,230,000
Accumulated depreciation	(17,794,000)	(13,618,000)

Property, equipment and software, net	$16,150,000	$14,612,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

7. Line of Credit

        The Company has a $5,000,000 line of credit for working capital needs available through July 2012 and no amounts were outstanding under this line of credit as of December 31, 2011 and 2010. This line of credit agreement requires the Company to comply with various financial and non-financial covenants and precludes the payment of dividends to stockholders without the permission of the lender. The Company was in compliance with all financial covenants at December 31, 2011 and 2010.

8. Other Income, Net

        Other income, net, consists of the following:

	Year Ended December 31,
	2011	2010	2009
Interest income	$87,000	$216,000	$351,000
Interest expense	—	(2,000)	(3,000)
Foreign exchange transaction losses, net	(28,000)	(14,000)	(31,000)
Other non-operating income	39,000	41,000	29,000

Total	$98,000	$241,000	$346,000

9. Commitments and Contingencies

Office Facility Leases

        The Company leases its office facilities under operating lease agreements that expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

        Rental expense, principally for leased office space under operating lease commitments, was $1,877,000, $1,867,000 and $1,719,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Aggregate Future Lease Commitments

        The Company's minimum payments under non-cancelable operating leases for office space having initial terms in excess of one year are as follows at December 31, 2011:

Operating Leases
Year ending December 31:
2012	$1,859,000
2013	726,000
2014	266,000
2015	118,000
2016	35,000

Total minimum lease payments	$3,004,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

9. Commitments and Contingencies (Continued)

Litigation

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

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

Common Stock

        At December 31, 2011, there were 100,000,000 shares of common stock authorized, 24,009,404 shares issued and 22,709,857 shares outstanding. Holders of common stock are entitled to dividends if and when declared by the board of directors.

Treasury Stock

        On November 30, 2011, the Company announced the Board of Directors' approval of a $50 million share repurchase program. For the twelve months ended December 31, 2011, the Company repurchased 1,089,300 shares of common stock for $41.3 million. The Company completed the share repurchase program on January 6, 2012, with the purchase of an additional 221,673 shares of common stock.

Common Stock Subject To Repurchase

        Historically, the Company typically allowed employees to exercise options prior to vesting. However, beginning in May 2008, options granted did not contain an early exercise provision. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $1,000 and $544,000 relating to 76 and 106,294 options that were exercised and are unvested at December 31, 2011 and 2010, respectively. These shares which are subject to a repurchase right held by the Company are included in issued and outstanding shares as of December 31, 2011 and 2010.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

Common Stock Reserved For Future Issuance

        At December 31, 2011, the Company has reserved the following shares of common stock for future issuances in connection with:

Stock options and restricted stock units outstanding	1,871,288
Shares available for future grants	1,716,577

Total	3,587,865

Stock Based Compensation

        The Company applies the provisions of ASC Topic 718—Stock Compensation (Topic 718), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

        The following summarizes the assumptions relating to the Company's stock options for the years ended December 31, 2011, 2010 and 2009, as permitted under Topic 718:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Volatility	53% - 55%	51% - 53%	52% - 53%
Risk free interest rate	0.79% - 2.673%	1.38% - 2.95%	2.53% - 2.65%
Expected term, in years	5.00 - 6.08	5.50 - 6.56	6.02 - 6.08

        Under Topic 718, the Company recorded net stock-based compensation expense related to stock options of $8,303,000, $8,051,000 and $2,818,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company capitalized $366,000, $217,000 and $103,000 of stock-based compensation for the years ended December 31, 2011, 2010 and 2009, respectively, in association with website and software development costs (see Note 2).

        Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the years ended December 31, 2011, 2010 and 2009, the Company recorded $11,098,000, $1,271,000 and $1,703,000, respectively, of excess tax benefits from stock-based compensation.

Stock Option Plans

        Under the 2009 Equity Incentive Award Plan (the "2009 Plan"), which the Company adopted in 2009, as of December 31, 2011, there were 1,716,577 shares of common stock reserved for the issuance of restricted stock, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, deferred stock, and options (incentive stock options ("ISOs") or nonstatutory stock options ("NSOs")) to eligible participants. The 2009 Plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to the lesser of 744,063 shares or 3% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or a lesser amount as may be determined by the Board of Directors. Pursuant to this provision, in January 2012, the number of shares of common stock authorized for issuance under the 2009 Plan increased by an additional 681,295. To date, both ISOs and NSO's have been granted at a price per share not less than the fair market value at the date of grant. Options granted typically vest and become fully exercisable over periods ranging from one to four years. Options granted are generally exercisable for up to 10 years. The Company began granting restricted stock units ("RSUs") to its employees in November 2010. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term.

        In June 2011, the President and Chief Executive Officer ("CEO") resigned his position as CEO, and agreed to serve as the Executive Chairman of the Board of Directors ("Chairman"). Under the terms of the Company's amended and restated offer letter agreement with this executive in May 2011, a stock option for 214,000 shares, previously granted to this executive in January 2010, was modified, resulting in the cancellation of 171,200 unvested shares. The Company reversed $1.4 million in stock-based compensation expense that had previously been incurred on these shares. The remaining 42,800 shares were revalued as of the modification date and were scheduled to vest ratably over 24 months

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

from the modification date. In December 2011, this same executive resigned his position as Chairman, and agreed to serve only in the capacity as a member of the Board of Directors. Under the terms of a letter agreement with this executive in December 2011, the above stock option grant was modified again, resulting in the cancellation of 32,100 unvested shares and a reversal of $1.2 million in stock-based compensation expense. The remaining 10,700 shares were revalued as of the second modification date, and $0.2 million of stock-based compensation expense was recognized in the fourth quarter of 2011 in conjunction with these shares being fully vested.

        Under the 1999 Stock Plan, which expired in May 2009, the Company granted 342,574 performance-based stock options to two executives. The first option was granted in November 2005 for 244,974 shares at an exercise price of $1.50 per share. The second option was granted in July 2006 for 97,600 shares at an exercise price of $1.50 per share. The grant-date fair value for the first option, based on the Black-Scholes valuation model (using a 50% volatility factor, 6.11 years estimated life of the option, exercise price of $1.50, 0% dividend yield and 4.57% risk-free interest rate) was $380,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved. For the first option, stock-based compensation expense in the amount of ($83,000), ($43,000) and $68,000 was recognized (reversed) in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2010, there was no expectation of achievement of one of the performance metrics associated with the first option. As such, all prior expense associated with this one performance metric, in the amount of $58,000, was reversed during the first quarter of 2010 and no additional expense related to this performance metric has been recognized during 2010 or 2011. In the fourth quarter of 2011, the Company concluded that there was no expectation that the balance of the performance metrics would be earned and all previously booked expense on the unvested shares, in the amount of ($88,000), was reversed. Additionally, the executive to whom this option was granted ceased working for the Company during the fourth quarter of 2011. As such, all unvested shares were cancelled and returned to the plan. As of December 31, 2011, there are no outstanding shares pertaining to the first performance-based option grant. The grant-date fair value for the second option, based on the Black-Scholes valuation model (using a 50% volatility factor, 6.26 estimated life of the option, exercise price of $1.50, 0% dividend yield and 5.05% risk-free interest rate) was $255,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved by. For the second option, stock-based compensation expense in the amount of $0, $0 and ($158,000) was recognized (reversed) in the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2009, there was no expectation of achievement of the performance metrics associated with the second option. As such, all prior expense associated with the second option, in the amount of $184,000, was reversed during the fourth quarter of 2009 and no additional expense has been recognized during 2010 or 2011.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

        A summary of the Company's stock option activity follows:

	Number of Shares	Weighted Average Exercise Price	Term (In Years)	Intrinsic Value
Outstanding—January 1, 2009	2,417,850	$7.31
Granted (weighted average fair value of $13.66)	150,979	26.31
Exercised	(246,554)	4.03
Canceled or expired	(34,614)	11.07

Outstanding—December 31, 2009	2,287,661	$8.84
Granted (weighted average fair value of $16.86)	1,055,948	32.70
Exercised	(855,049)	5.96
Canceled or expired	(55,199)	14.36

Balance, December 31, 2010	2,433,361	$20.09
Granted (weighted average fair value of $39.70)	170,932	53.54
Exercised	(491,995)	11.06
Canceled or expired	(417,164)	18.62

Balance, December 31, 2011	1,695,134	$26.44	7.09	$28,527,000

Available for grant—December 31, 2011	1,716,577

Options vested and expected to vest as of December 31, 2011	1,658,425	$26.58	7.10	$27,715,000

Options Exercisable as of December 31, 2011	902,052	$22.71	6.55	$17,009,000

        The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company's common stock of $39.13 at December 31, 2011. The aggregate intrinsic value of awards exercised during the year ended December 31, 2011, 2010 and 2009 was $13,813,000, $55,171,000 and $5,204,000, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

        The options outstanding and exercisable as of December 31, 2011 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Vested and Exercisable
		Weighted Average Remaining Contractual Life (Years)
Exercise Price	Number Outstanding		Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $5.13	244,065	4.70	$3.08	140,466	$4.11
$6.25 - $10.63	242,697	6.22	8.05	194,591	7.93
$23.38 - $23.38	269,011	5.52	23.38	269,011	23.38
$24.97 - $24.97	467,267	8.09	24.97	95,867	24.97
$25.89 - $49.06	282,345	8.39	37.12	138,050	39.14
$51.62 - $96.47	189,749	9.13	72.08	64,067	66.86

Total	1,695,134	7.09	$26.44	902,052	$22.71

        As of December 31, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $4,496,000, which is expected to be recognized over the next 1.3 years.

Restricted Stock Units

        The Company began granting Restricted Stock Units ("RSUs") to its employees in November 2010. The cost of RSUs is determined using the fair value of the Company's common stock on the date of grant. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term. Stock-based compensation expense is amortized using a graded vesting attribution method over the requisite service period.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

10. Stockholders' Equity (Continued)

Restricted Stock Unit Activity

        A summary of the Company's RSU activity is as follows:

	Outstanding
		Weighted Average Remaining Contractual Term (In Years)
	Number of Shares		Aggregate Intrinsic Value
Outstanding—January 1, 2010	—
Granted	21,830
Vested	—
Cancelled	(620)	1.59	$1,495,000

Outstanding—December 31, 2010	21,210
Granted	178,065
Vested	(9,944)
Cancelled	(13,177)

Outstanding—December 31, 2011	176,154	2.32	$6,893,000

        The Company recorded stock-based compensation expense related to RSUs of $2,426,000 and $140,000 for the years ended December 31, 2011 and 2010, respectively.

        As of December 31, 2011, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $6,936,000, which is expected to be recognized over the next 2.3 years.

Warrants

        In connection with an equipment lease agreement, during 2000 and 1999, the lessor received four warrants from the Company to purchase shares of convertible preferred stock. During 2003, all of these outstanding warrants were converted into common stock warrants to purchase 6,315; 1,094; 41,056; and 41,362 shares of the Company's common stock, at prices of $9.63, $11.63, $3.00 and $9.63 per share, respectively. In June 2009, all four warrants were net exercised in full using a cashless exercise feature, for 69,116 shares of common stock.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Income Taxes

        The Company accounts for income taxes under the asset and liability method provided by ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        The Company's geographical breakdown of its income before provision for income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
Domestic	$37,708,000	$18,967,000	$9,957,000
Foreign	(4,987,000)	(808,000)	(927,000)

Income before income taxes	$32,721,000	$18,159,000	$9,030,000

        The Company's provisions for income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
Current Tax Expense:
Federal	$15,149,000	$8,737,000	$1,563,000
State	1,056,000	788,000	777,000
Foreign	(26,000)	61,000	(26,000)

Total Current Tax Expense	16,179,000	9,586,000	2,314,000

Deferred Tax Expense:
Federal	(3,016,000)	(4,739,000)	1,685,000
State	(347,000)	(653,000)	(36,000)
Foreign	(1,649,000)	(114,000)	—

Total Deferred Tax Expense	(5,012,000)	(5,506,000)	1,649,000

Total Income Tax Expense	$11,167,000	$4,080,000	$3,963,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Income Taxes (Continued)

        The difference between the Company's effective rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2011	2010	2009
Tax at federal statutory rate	35.0%	35.0%	34.0%
State tax, net of federal benefit	2.8	5.3	5.4
Foreign rate differential	0.3	(0.9)	—
Stock-based compensation	3.5	3.1	8.6
Disqualifying dispositions	(1.8)	(4.1)	(2.5)
Research and development credits	(1.1)	(9.6)	—
California enterprise zone tax credit	(0.5)	(4.1)	—
Domestic manufacturing deduction	(3.5)	(2.9)	—
Agreement with tax authority on prior years' item	—	(3.6)	—
Change in statutory tax rates	(1.2)	—	—
Other	0.6	4.3	(0.7)
Valuation allowance	—	—	(0.9)

Effective tax rate	34.1%	22.5%	43.9%

        As of December 31, 2011 and 2010 the Company had net deferred tax assets before valuation allowance of approximately $15,560,000 and $10,177,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Management evaluates the recoverability of deferred tax assets and the amount of the valuation allowance required. The Company's valuation allowance increased by approximately $371,000 and $48,000 during the years ended December 31, 2011 and 2010, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Income Taxes (Continued)

        The components of the Company's net deferred tax assets for federal and state income taxes at December 31 are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$6,235,000	$5,892,000
Deferred revenue	1,081,000	1,351,000
Dining rewards points	6,858,000	4,568,000
Accruals and reserves not currently deductible	7,097,000	4,660,000
Tax credits	704,000	1,037,000
Other	—	483,000

Total deferred tax assets	21,975,000	17,991,000
Deferred tax liabilities:
Basis difference in fixed assets	(5,425,000)	(6,972,000)
State taxes	(963,000)	(842,000)
Other	(27,000)	—

Total deferred tax liabilities	(6,415,000)	(7,814,000)
Net deferred tax assets before valuation allowance	15,560,000	10,177,000
Valuation allowance	(2,771,000)	(2,400,000)

Net deferred tax asset	$12,789,000	$7,777,000

        At December 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $20,727,000 and $24,835,000, respectively. If not utilized, the federal net operating loss carryforwards will begin to expire in 2020 and the state net operating loss carryforwards will begin to expire in 2014. As a result of Topic 718, Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2011 and 2010 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by approximately $7,876,000 if and when such deferred tax assets are ultimately realized. Utilization of the net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

        As of December 31, 2011, the Company's federal research and development credit carryforwards for income tax purposes were approximately $2,950,000 of which $776,000 will be credited directly to additional paid-in capital upon utilization. These credit carryforwards will begin to expire in 2019 if not utilized.

        As of December 31, 2011, the Company's California research and development credit carryforwards for income tax purposes were approximately $2,911,000 of which $630,000 will be credited directly to additional paid-in capital upon utilization. These carryforwards can be carried over indefinitely. In addition, the Company's California Enterprise Zone credit carryforwards for income tax purposes were approximately $982,000 which if not utilized, will begin to expire in 2020.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

11. Income Taxes (Continued)

        The Company has $14,077,000 in unrecognized tax benefits related to limitations on its net operating loss carryforwards. Applicable limitations have been incorporated and certain net operating losses will not be available. As of December 31, 2011, it was considered more likely than not that the Company's deferred tax assets would be realized with the exception of certain United Kingdom net operating losses of approximately $10,460,000 with indefinite life and $155,000 foreign tax credit carryovers which begin to expire in 2018, as the Company cannot forecast sufficient future taxable income or foreign source income to realize these deferred tax assets. The valuation allowance of approximately $2,771,000 as of December 31, 2011 will result in an income tax benefit if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.

        It is the practice and the intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of December 31, 2011, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the determination of the unrecognized deferred tax liability is not currently practical and the amount is not expected to be material.

        A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ending December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance of unrecognized tax benefits at January 1	$17,585,000	$14,963,000	$15,020,000
Additions for tax positions related to current year	548,000	424,000	—
Additions for tax positions related to prior year	—	2,864,000	—
Reductions for tax positions of prior years	(485,000)	(666,000)	(57,000)

Balance of unrecognized tax benefits at December 31	$17,648,000	$17,585,000	$14,963,000

        In the event that certain unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $17,105,000 and $16,471,000 of unrecognized tax benefit would impact the effective tax rate at December 31, 2011 and 2010, respectively, if recognized. The Company's policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. The Company accrued approximately $200,000 and $124,000 of interest and penalties related to estimated obligations based upon the tax positions taken in its tax returns at December 31, 2011 and 2010, respectively. Due to the pending completion of a recent state income tax examination, the Company anticipates that it is reasonably possible that there will be a decrease to the Company's unrecognized tax benefit position up to $747,000 within the next 12 months of the reporting date because of an expected settlement with the tax authorities.

        All tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Company files a federal and many state returns. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

12. Employee Benefit Plan

        In 1999, the Company adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. The Company began matching employee contributions under the terms of the 401(k) plan in 2007. Matching contributions totaled $164,000, $130,000 and $101,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

13. Segment Information

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Segment Information (Continued)

        Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Year ended December 31, 2011
Revenues—reservations	$62,751,000	$11,464,000	$74,215,000
Revenues—subscription	44,784,000	5,983,000	50,767,000
Revenues—other	11,119,000	3,417,000	14,536,000
Total revenues	118,654,000	20,864,000	139,518,000
Income (loss) from operations	44,007,000	(11,384,000)	32,623,000
Interest income	85,000	2,000	87,000
Depreciation and amortization expense	6,852,000	5,153,000	12,005,000
Purchases of property, equipment and software	6,960,000	2,624,000	9,584,000
Year ended December 31, 2010
Revenues—reservations	$43,920,000	$3,600,000	$47,520,000
Revenues—subscription	38,711,000	4,414,000	43,125,000
Revenues—other	7,477,000	869,000	8,346,000
Total revenues	90,108,000	8,883,000	98,991,000
Income (loss) from operations	26,039,000	(8,121,000)	17,918,000
Interest income	216,000	—	216,000
Depreciation and amortization expense	6,036,000	1,532,000	7,568,000
Purchases of property, equipment and software	8,266,000	1,061,000	9,327,000
Year ended December 31, 2009
Revenues—reservations	$28,828,000	$609,000	$29,437,000
Revenues—subscription	32,739,000	3,115,000	35,854,000
Revenues—other	3,184,000	121,000	3,305,000
Total revenues	64,751,000	3,845,000	68,596,000
Income (loss) from operations	14,591,000	(5,907,000)	8,684,000
Interest income	351,000	—	351,000
Depreciation and amortization expense	4,752,000	476,000	5,228,000
Purchases of property, equipment and software	5,397,000	599,000	5,996,000

(1)
A significant majority of the Company's "Technology" costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company's reporting segments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

13. Segment Information (Continued)

Geographical Information

        The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company's operations by geographic area is presented below:

	Years Ended December 31,
	2011	2010	2009
Revenues:
United States	$111,463,000	$84,805,000	$61,300,000
United Kingdom	17,078,000	6,469,000	2,636,000
International—all others	10,977,000	7,717,000	4,660,000

Total revenues	$139,518,000	$98,991,000	$68,596,000

Long-lived assets(1):
United States	$12,536,000	$12,034,000	$9,872,000
United Kingdom	2,399,000	1,229,000	512,000
International—all others	2,670,000	1,715,000	1,510,000

Total long-lived assets	$17,605,000	$14,978,000	$11,894,000

(1)
Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

        The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

14. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011	Dec 31, 2010	Sep 30, 2010	Jun 30, 2010	Mar 31, 2010
	(In thousands, except per share amounts)
Revenues	$37,165	$34,356	$34,290	$33,707	$30,767	$24,520	$22,453	$21,251
Income from operations	10,779	5,808	9,522	6,514	5,414	4,554	4,184	3,766
Net income	6,988	4,056	6,325	4,185	5,136	3,835	2,584	2,524
Net income per share:
Basic	$0.30	$0.17	$0.27	$0.18	$0.22	$0.17	$0.11	$0.11

Diluted	$0.29	$0.17	$0.26	$0.17	$0.21	$0.16	$0.11	$0.11

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

        Management assessed our internal control over financial reporting as of December 31, 2011. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
San Francisco, California

        We have audited the internal control over financial reporting of OpenTable, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 24, 2012

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

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2012 annual meeting of stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2011, and is incorporated in this report by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        (a)(1)  Financial Statements

        The following are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2011 and 2010

  •
  Consolidated Income Statements for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

  •
  Notes to Consolidated Financial Statements

        (a)(2)  Financial Statement Schedule

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (a)(3)  Exhibits

        See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

        (b)   Exhibits

Exhibit No.		Description of Exhibit
2.1(1)		Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.
3.1(2)		Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2(3)		Amended and Restated Bylaws of OpenTable, Inc.
4.1(4)		Form of OpenTable, Inc.'s Common Stock Certificate.
4.2(5)		Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.
10.1(5)	*	OpenTable, Inc. 1999 Stock Plan.
10.2(4)	*	OpenTable, Inc. 2009 Equity Incentive Award Plan.
10.3(4)	*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.
10.4(6)	*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.
10.5(7)	*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.
10.6(8)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated May 2, 2011.
10.7(9)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.

Exhibit No.		Description of Exhibit
10.8(10)	*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.
10.9(11)	*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.
10.10(12)	*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.
10.11(13)	*	Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated August 1, 2011.
10.12(14)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.
10.13(15)		Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.
10.14(16)		Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.
10.15(17)	*	OpenTable, Inc. Independent Director Equity Compensation Policy.
10.16(18)	*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.17(19)	*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.
21.1		List of subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document.
101.SCH	†	XBRL Taxonomy Extension Schema Document.
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)
Incorporated by reference to Exhibit 99.4 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(7)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on December 20, 2011.

(8)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(9)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(10)
Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)
Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(12)
Incorporated by reference to Exhibit 10.8 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(13)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on August 2, 2011.

(14)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(15)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(16)
Incorporated by reference to Exhibit 10.10 to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(17)
Incorporated by reference to Exhibit 10.11 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(18)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(19)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

*
Indicates management contract or compensatory plan, contract or arrangement.

†
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 24, 2012.

OPENTABLE, INC.
By:	/s/ MATTHEW ROBERTS Matthew Roberts Chief Executive Officer

POWER OF ATTORNEY

        Each person whose individual signature appears below hereby authorizes and appoints Matthew Roberts and Duncan Robertson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of February 24, 2012.

Signature	Title	Date

/s/ MATTHEW ROBERTS Matthew Roberts	Chief Executive Officer and Director (principal executive officer)	February 24, 2012
/s/ DUNCAN ROBERTSON Duncan Robertson	Chief Financial Officer (principal financial and accounting officer)	February 24, 2012
/s/ THOMAS H. LAYTON Thomas H. Layton	Chairman of the Board of Directors	February 24, 2012
/s/ A. GEORGE "SKIP" BATTLE A. George "Skip" Battle	Director	February 24, 2012
/s/ J. WILLIAM GURLEY J. William Gurley	Director	February 24, 2012

Signature	Title	Date

/s/ JEFFREY JORDAN Jeffrey Jordan	Director	February 24, 2012
/s/ DANNY MEYER Danny Meyer	Director	February 24, 2012
/s/ MICHELLE PELUSO Michelle Peluso	Director	February 24, 2012
/s/ PAUL PRESSLER Paul Pressler	Director	February 24, 2012

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1(1)		Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.
3.1(2)		Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2(3)		Amended and Restated Bylaws of OpenTable, Inc.
4.1(4)		Form of OpenTable, Inc.'s Common Stock Certificate.
4.2(5)		Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.
10.1(5)	*	OpenTable, Inc. 1999 Stock Plan.
10.2(4)	*	OpenTable, Inc. 2009 Equity Incentive Award Plan.
10.3(4)	*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.
10.4(6)	*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.
10.5(7)	*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.
10.6(8)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated May 2, 2011.
10.7(9)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.
10.8(10)	*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.
10.9(11)	*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.
10.10(12)	*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.
10.11(13)	*	Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated August 1, 2011.
10.12(14)	*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.
10.13(15)		Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.
10.14(16)		Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.
10.15(17)	*	OpenTable, Inc. Independent Director Equity Compensation Policy.
10.16(18)	*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.17(19)	*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.
21.1		List of subsidiaries.
23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

Exhibit No.		Description of Exhibit
24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	†	XBRL Instance Document.
101.SCH	†	XBRL Taxonomy Extension Schema Document.
101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)
Incorporated by reference to Exhibit 99.4 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(7)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on December 20, 2011.

(8)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(9)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(10)
Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)
Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(12)
Incorporated by reference to Exhibit 10.8 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(13)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on August 2, 2011.

(14)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(15)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(16)
Incorporated by reference to Exhibit 10.10 to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(17)
Incorporated by reference to Exhibit 10.11 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(18)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(19)
Incorporated by reference to Exhibit 10.12 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

*
Indicates management contract or compensatory plan, contract or arrangement.

†
Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.