Form 10-Q
period 2012-03-31
OPENTABLE INC
filed 2012-05-03
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 22,568,389 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$44,564,000	$36,519,000
Short-term investments	13,165,000	13,411,000
Accounts receivable, net of allowance for doubtful accounts of $1,277,000, and $1,315,000 at March 31, 2012 and December 31, 2011	18,821,000	18,795,000
Prepaid expenses and other current assets	2,736,000	2,708,000
Deferred tax asset	11,121,000	11,238,000

Total current assets	90,407,000	82,671,000

Property, equipment and software, net	17,488,000	16,150,000
Goodwill	43,616,000	42,312,000
Intangibles, net	15,962,000	16,403,000
Deferred tax asset	6,909,000	5,466,000
Other assets	788,000	813,000

TOTAL ASSETS	$175,170,000	$163,815,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,903,000	$2,210,000
Accrued expenses	4,502,000	4,794,000
Accrued compensation	4,757,000	4,518,000
Deferred revenue	1,908,000	1,752,000
Dining rewards payable	22,647,000	20,827,000
Total current liabilities	36,717,000	34,101,000

Deferred revenue — non-current	2,114,000	2,249,000
Deferred tax liability	3,867,000	3,915,000
Income tax liability	13,810,000	13,215,000
Other long-term liabilities	68,000	108,000

Total liabilities	56,576,000	53,588,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 24,083,607 and 24,009,404 shares issued, 22,562,387 and 22,709,857 shares outstanding at March 31, 2012 and December 31, 2011	2,000	2,000
Additional paid-in capital	181,803,000	171,465,000
Treasury stock, at cost (1,521,220 and 1,299,547 shares at March 31, 2012 and December 31, 2011)	(50,673,000)	(41,963,000)
Accumulated other comprehensive income (loss)	289,000	(1,634,000)
Accumulated deficit	(12,827,000)	(17,643,000)

Total stockholders’ equity	118,594,000	110,227,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,170,000	$163,815,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

REVENUES	$39,369,000	$33,707,000

COSTS AND EXPENSES:
Operations and support	10,519,000	9,472,000
Sales and marketing	8,860,000	7,812,000
Technology	3,248,000	4,047,000
General and administrative	9,351,000	5,862,000

Total costs and expenses	31,978,000	27,193,000

Income from operations	7,391,000	6,514,000
Other income, net	17,000	21,000

Income before taxes	7,408,000	6,535,000
Income tax expense	2,592,000	2,350,000

NET INCOME	$4,816,000	$4,185,000

Net income per share (See Note 7):
Basic	$0.21	$0.18
Diluted	$0.21	$0.17

Weighted average shares outstanding:
Basic	22,536,000	23,332,000
Diluted	23,174,000	24,530,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net Income	$4,816,000	$4,185,000

Foreign currency translation gain	1,925,000	2,084,000
Unrealized loss on investments	(2,000)	—
Other comprehensive gain	1,923,000	2,084,000

COMPREHENSIVE INCOME	$6,739,000	$6,269,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

OPERATING ACTIVITIES:
Net income	$4,816,000	$4,185,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,206,000	1,843,000
Amortization of intangibles	971,000	988,000
Provision for doubtful accounts	563,000	413,000
Stock-based compensation	5,924,000	3,004,000
Write-off of property, equipment and software	85,000	489,000
Deferred taxes	(1,278,000)	—
Excess tax benefit related to stock compensation	(2,953,000)	(336,000)
Change in contingent liability	(21,000)	427,000
Changes in operating assets and liabilities:
Accounts receivable	(488,000)	(1,725,000)
Prepaid expenses and other current assets	23,000	218,000
Accounts payable and accrued expenses	3,572,000	142,000
Accrued compensation	234,000	422,000
Deferred revenue	10,000	9,000
Long-term liabilities	354,000	1,096,000
Dining rewards payable	1,814,000	1,159,000

Net cash provided by operating activities	15,832,000	12,334,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(3,650,000)	(2,218,000)
Purchases of investments	(6,984,000)	(13,458,000)
Sales of investments	7,215,000	4,980,000

Net cash used in investing activities	(3,419,000)	(10,696,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	2,953,000	336,000
Proceeds from issuance of common stock upon exercise of employee stock options	1,307,000	2,375,000
Repurchases of common stock	(8,710,000)	—

Net cash provided by (used in) financing activities	(4,450,000)	2,711,000

EFFECT OF EXCHANGE RATES ON CASH	82,000	83,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,045,000	4,432,000

CASH AND CASH EQUIVALENTS — Beginning of period	36,519,000	33,444,000

CASH AND CASH EQUIVALENTS — End of period	$44,564,000	$37,876,000

(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$283,000	$92,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$658,000	$479,000

Vesting of early exercised stock options	$—	$285,000

See notes to condensed consolidated financial statements (unaudited).	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, including toptable.co.uk Ltd. (“toptable”) which the Company acquired in October 2010, “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable websites and mobile applications as well as the websites and mobile applications of OpenTable’s partners and restaurant customers. For diners, the Company operates www.opentable.com and www.toptable.com, popular restaurant reservation websites, and also provides a variety of mobile applications. The OpenTable websites and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network that use ERB and Connect in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on February 24, 2012 with the SEC (the “2011

Annual Report”). The condensed consolidated balance sheet as of December 31, 2011, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2012 and December 31, 2011, and the Company’s results of operations for the three months ended March 31, 2012 and 2011, and its cash flows for the three months ended March 31, 2012 and 2011. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any future period. All references to March 31, 2012 or to the three months ended March 31, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

In June 2011, the FASB issued Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of this standard changed the presentation of the Company’s consolidated financial statements but had no effect on the reported amounts of comprehensive net income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the quantitative impairment analysis under the Standard is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011. The Company performs its annual impairment testing of goodwill in the third quarter of each year, and does not expect the application of this Standard to have an impact on its reported results of operations.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At March 31, 2012:
U.S. government and agency securities	$8,644,000	$1,000	$(1,000)	$8,644,000
Certificates of deposit	3,116,000	—	—	3,116,000
Commercial paper	699,000	—	—	699,000
Corporate bonds	706,000	—	—	706,000
Total	$13,165,000	$1,000	$(1,000)	$13,165,000

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2011:
U.S. government and agency securities	$10,538,000	$3,000	$(1,000)	$10,540,000
Certificates of deposit	2,871,000	—	—	2,871,000
Total	$13,409,000	$3,000	$(1,000)	$13,411,000

As of March 31, 2012, certain investments with a total estimated fair value of $4,057,000 had maturity dates of greater than one year. As of December 31, 2011, there were no investments that had maturity dates of greater than one year.

The Company records its financial assets and liabilities at fair value. The accounting standard for fair value provides a framework for measuring fair value, and defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting standard establishes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities. The Company considers a market to be active when transactions for the asset occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•                  Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                  Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The valuation of Level 3 investments requires the use of significant management judgments or estimation.

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	March 31, 2012			December 31, 2011
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$8,644,000	$—	$8,644,000	$10,540,000	$—	$10,540,000
Certificates of deposit	3,116,000	—	3,116,000	2,871,000	—	2,871,000
Commercial paper	699,000	—	699,000	—	—	—
Corporate bonds	706,000	—	706,000	—	—	—
Total short-term investments	$13,165,000	$—	$13,165,000	$13,411,000	$—	$13,411,000

The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Goodwill and Intangible Assets

As of March 31, 2012, goodwill included $39,055,000 resulting from the acquisition of toptable (adjusted by $405,000 for the change in foreign currency exchange rates from the date of acquisition through March 31, 2012), $2,756,000 resulting from the acquisition of Table Maestro, LLC, and $1,805,000 resulting from the acquisition of GuestBridge, Inc. A summary of the carrying amount of Goodwill by business segment as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,	December 31,
	2012	2011

North America	$4,561,000	$4,561,000
International	39,055,000	37,751,000

Total Goodwill	$43,616,000	$42,312,000

A summary of intangible assets as of March 31, 2012 and December 31, 2011 is as follows:

	March 31,			December 31,
	2012			2011
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$58,000	$74,000	$132,000	$51,000	$81,000
Trademarks - indefinite life	12,159,000	—	12,159,000	11,752,000	—	11,752,000
Customer relationships	8,341,000	4,970,000	3,371,000	8,091,000	4,042,000	4,049,000
Developed technology	1,554,000	1,196,000	358,000	1,514,000	993,000	521,000

Total intangible assets	$22,186,000	$6,224,000	$15,962,000	$21,489,000	$5,086,000	$16,403,000

Amortization of intangible assets was $971,000 and $988,000 for the three months ended March 31, 2012 and 2011, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2012 (remainder): $2,400,000; 2013: $1,337,000; 2014: $66,000.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. These leases expire at various dates through 2016. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

Litigation

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

6. Stockholders’ Equity

Treasury Stock

In November 2011, the Board of Directors authorized the Company to purchase up to $50 million of its outstanding common stock.  During the three months ended March 31, 2012, the Company completed the repurchase program with the purchase of 221,673 shares of stock for $8,710,000 .

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

The following table summarizes the assumptions relating to the Company’s stock options for the three months ended March 31, 2012 and 2011, respectively:

	Three Months
	Ended
	March 31,
	2012	2011
Dividend yield	0%	0%
Volatility	52% - 54%	53%
Risk-free interest rate	0.85% - 1.27%	2.67%
Expected term, in years	5.27 - 6.55	6.08

The Company granted 1,078,558 and 600 stock options during the three months ended March 31, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to stock options of $4,915,000 and $2,726,000 for three months ended March 31, 2012 and 2011, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended March 31, 2012 and 2011, the Company recorded $2,953,000 and $336,000, respectively, of excess tax benefits from stock-based compensation.

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

The Company granted 6,224 and 11,510 RSUs during the three months ended March 31, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to RSUs of $1,009,000 and $278,000 for the three months ended March 31, 2012 and 2011, respectively.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities. The Company’s weighted average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods. For the three months ended March 31, 2012, the Company had a negligible amount of unvested shares remaining.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600 and 220,000 shares were excluded from the dilutive shares outstanding for the three months ended March 31, 2012 and 2011, respectively, as the performance criteria had not been met as of the respective dates.

Anti-dilutive shares in the amounts of 1,301,000 and 76,000 were excluded from the dilutive shares outstanding for the three months ended March 31, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months
	Ended March 31,
	2012	2011

Basic net income per common share calculation:
Net income	$4,816,000	$4,185,000
Less: Undistributed earnings allocated to participating securities	—	(12,000)
Net income attributable to common shares - basic	4,816,000	4,173,000
Basic weighted average common shares outstanding	22,536,000	23,332,000
Basic net income per share	$0.21	$0.18

Diluted net income per common share calculation:
Net income	$4,816,000	$4,185,000
Less: Undistributed earnings allocated to participating securities	—	(8,000)
Net income attributable to common shares - diluted	4,816,000	4,177,000
Weighted average shares used to compute basic net income per share	22,536,000	23,332,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	44,000
Employee stock options	601,000	1,148,000
Employee stock awards	37,000	6,000
Weighted average shares used to compute diluted net income per share	23,174,000	24,530,000
Diluted net income per share	$0.21	$0.17

8. Income Taxes

During the three months ended March 31, 2012, the Company recorded income tax expense of $2,592,000, which resulted in an effective tax rate of 35.0%. During the three months ended March 31, 2011, the Company recorded income tax expense of $2,350,000, which resulted in an effective tax rate of 36.0%. The expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2012) differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year state research and development credit and the federal Domestic Manufacturing Deduction which was offset by state income taxes. The Company’s effective tax rate for the three months ended March 31, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of March 31, 2012 and December 31, 2011 were $17,648,000. As of March 31, 2012 and December 31, 2011, the Company recorded $260,000 and $200,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income, which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and the unrealized gain (loss) from investments.

Accumulated other comprehensive income of $289,000 as of March 31, 2012 was comprised of $288,000 of foreign currency translation gains and $1,000 of unrealized gain on investments. Accumulated other comprehensive loss of $1,634,000 as of December 31, 2011 was comprised of $1,637,000 of foreign currency translation losses and $3,000 of unrealized gain on investments.

10. Segment Information

The Company operates in one industry—online reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280—Segment Reporting. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The Chief Executive Officer acts as the chief operating decision maker for both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended March 31, 2012
Revenues—reservations	$19,215,000	$3,113,000	$22,328,000
Revenues—subscription	11,900,000	1,639,000	13,539,000
Revenues—other	2,608,000	894,000	3,502,000
Total Revenues	33,723,000	5,646,000	39,369,000
Income (loss) from operations	9,981,000	(2,590,000)	7,391,000
Interest income	12,000	—	12,000
Depreciation and amortization expense	1,690,000	1,487,000	3,177,000
Purchases of property, equipment and software	2,263,000	1,387,000	3,650,000
Three months ended March 31, 2011
Revenues—reservations	$14,976,000	$2,631,000	$17,607,000
Revenues—subscription	10,621,000	1,397,000	12,018,000
Revenues—other	3,177,000	905,000	4,082,000
Total Revenues	28,774,000	4,933,000	33,707,000
Income (loss) from operations	10,085,000	(3,571,000)	6,514,000
Interest income	16,000	—	16,000
Depreciation and amortization expense	1,695,000	1,136,000	2,831,000
Purchases of property, equipment and software	1,604,000	614,000	2,218,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months Ended March 31,
	2012	2011
Revenues:
United States	$31,696,000	$27,091,000
United Kingdom	4,524,000	4,123,000
International—all others	3,149,000	2,493,000
Total revenues	$39,369,000	$33,707,000

	As of	As of
	March 31,	December 31,
	2012	2011
Long-lived assets(1):
United States	$13,572,000	$12,536,000
United Kingdom	3,207,000	2,399,000
International—all others	1,497,000	2,670,000
Total long-lived assets	$18,276,000	$17,605,000

(1)                                  Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any period presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2011 Annual Report.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2011 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect. Our solutions for diners include our popular restaurant reservation websites, www.opentable.com and www.toptable.com, as well as a variety of mobile applications. We refer to www.opentable.com, www.toptable.com and related websites as the OpenTable websites. The OpenTable network includes more than 25,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 325 million diners through OpenTable reservations, and during the three months ended March 31, 2012, we seated an average of more than 9 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended March 31, 2012 and 2011, our net revenues were $39.4 million and $33.7 million, respectively. For the three months ended March 31, 2012 and 2011, our reservation revenues accounted for 57% and 52% of our total revenues, respectively. For the three months ended March 31, 2012 and 2011, our subscription revenues accounted for 34% and 36% of our total revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended March 31, 2012 and 2011 represented 14% and 15% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue, including installation fees for our ERB (including training). Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately three to six years. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Program” in our 2011 Annual Report.

Costs and Expenses

Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2011 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

During the three months ended March 31, 2012, we recorded income tax expense of $2.6 million, which resulted in an effective tax rate of 35.0%. During the three months ended March 31, 2011, we recorded income tax expense of $2.4 million, which resulted in an effective tax rate of 36.0%. The expected tax provision (derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2012) differed from our recorded income tax provision primarily due to benefits resulting from the recognition of current year state research and development credits and the federal Domestic Manufacturing Deduction which was offset by state income taxes. Our effective tax rate for the three months ended March 31, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Factors that impact our income tax provision include, but are not limited to, the recognition of state research and development tax benefit and the federal Domestic Manufacturing Deduction.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United Stated of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

There have been no material changes to our critical accounting policies described in our 2011 Annual Report. For further information on our critical and other significant accounting policies, see our 2011 Annual Report.

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

	Three Months Ended
	March 31,
	2012	2011
	(In thousands, except per share amounts)

REVENUES	$39,369	$33,707

COSTS AND EXPENSES:
Operations and support (1)	10,519	9,472
Sales and marketing (1)	8,860	7,812
Technology (1)	3,248	4,047
General and administrative (1)	9,351	5,862

Total costs and expenses	31,978	27,193

Income from operations	7,391	6,514
Other income, net	17	21

Income before taxes	7,408	6,535
Income tax expense	2,592	2,350

NET INCOME	$4,816	$4,185

Net income per share:
Basic	$0.21	$0.18
Diluted	$0.21	$0.17

Weighted average shares outstanding:
Basic	22,536	23,332
Diluted	23,174	24,530

(1) Stock-based compensation included in above line items:

Operations and support	$301	$412
Sales and marketing	1,381	510
Technology	522	451
General and administrative	3,720	1,631
	$5,924	$3,004

Other Operational Data:
Installed restaurants (at period end):
North America	17,753	14,522
International	8,091	6,692
Total	25,844	21,214

Seated diners (in thousands):
North America	27,716	20,870
International	2,254	1,553
Total	29,970	22,423

Headcount (at period end):
North America	392	358
International	164	156
Total	556	514

Additional Financial Data:
Revenues:
North America	$33,723	$28,774
International	5,646	4,933
Total	$39,369	$33,707

Income (loss) from operations:
North America	$9,981	$10,085
International	(2,590)	(3,571)
Total	$7,391	$6,514

Depreciation and amortization:
North America	$1,690	$1,695
International	1,487	1,136
Total	$3,177	$2,831

Stock-based compensation:
North America	$5,435	$2,019
International	489	985
Total	$5,924	$3,004

	Three Months Ended
	March 31,
	2012	2011
	(as a percentage of revenue)

REVENUES	100%	100%

COSTS AND EXPENSES:
Operations and support	27%	28%
Sales and marketing	22%	23%
Technology	8%	12%
General and administrative	24%	17%

Total costs and expenses	81%	80%

Income from operations	19%	19%
Other income, net	0%	0%

Income before taxes	19%	19%
Income tax expense	7%	7%

NET INCOME	12%	12%

Revenues

	Three Months Ended
	March 31,		Three Month
	2012	2011	% Change
	(Dollars in thousands)

Revenues by Type:
Reservation	$22,328	$17,607	27%
Subscription	13,539	12,018	13%
Other	3,502	4,082	-14%
Total	$39,369	$33,707	17%

Percentage of Revenues by Type:
Reservation	57%	52%
Subscription	34%	36%
Other	9%	12%
Total	100%	100%

Revenues by Location:
North America	$33,723	$28,774	17%
International	5,646	4,933	14%
Total	$39,369	$33,707	17%

Percentage of Revenues by Location:
North America	86%	85%
International	14%	15%
Total	100%	100%

Total revenues increased $5.7 million, or 17%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Reservation revenues increased $4.7 million, or 27%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.5 million, or 13%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues decreased $0.6 million, or 14%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Other revenues decreased primarily as a result of a decrease in third-party restaurant coupon sales which was partially offset by an increase in advertising sales and featured private dining listings.

Costs and Expenses

Operations and Support

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

Operations and support	$10,519	$9,472	11%

Headcount (at period end):
North America	138	121	14%
International	61	55	11%
Total	199	176	13%

Our operations and support expense increased $1.0 million, or 11%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in operations and support expense was primarily attributable to a $0.7 million increase in headcount-related costs, including stock-based compensation expense and a $0.4 million increase in cost at our outsourced customer support center. Also contributing to the increase was a $0.4 million increase in depreciation of capitalized website and software development costs and a $0.1 million increase in depreciation on restaurant hardware which were partially offset by a $0.3 million decrease in costs associated with third-party restaurant coupon sales.

Sales and Marketing

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

Sales and marketing	$8,860	$7,812	13%

Headcount (at period end):
North America	116	103	13%
International	65	66	-2%
Total	181	169	7%

Our sales and marketing expense increased $1.0 million, or 13%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in sales and marketing expense was primarily attributable to a $1.4 million increase in headcount-related costs, including stock-based compensation expense which was partially offset by a decrease of $0.3 million of pay-per-click marketing expenses incurred by toptable.

Technology

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

Technology	$3,248	$4,047	-20%

Headcount (at period end):
North America	82	86	-5%
International	16	13	23%
Total	98	99	-1%

Our technology expense decreased $0.8 million, or 20%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The decrease in technology expense was primarily attributable to a $0.8 million decrease in headcount-related costs, including a $0.9 million increase in capitalized website and software development costs.

General and Administrative

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

General and administrative	$9,351	$5,862	60%

Headcount (at period end):
North America	56	48	17%
International	22	22	0%
Total	78	70	11%

Our general and administrative expense increased $3.5 million, or 60%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in general and administrative expense was primarily attributable to a $2.8 million increase in headcount-related costs, including a $2.1 million increase in stock-based compensation expense, plus an increase of $0.5 million in professional services, primarily reflecting increased legal, tax and audit services during the first quarter of 2012.

Other Income, Net

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

Other income, net	$17	$21	-19%

Other income, net remained relatively consistent for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Three
	March 31,		Month
	2012	2011	% Change
	(Dollars in thousands)

Income tax expense	$2,592	$2,350	10%

Income tax expense increased $0.2 million, or 10%, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in income tax expense reflects the increase in income before taxes, as our effective tax rate of 35% in 2012 decreased only a nominal amount from 36% in 2011.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2012	2011
	(in thousands)

Condensed Consolidated Statements of
Cash Flows Data:
Purchases of property and equipment	$3,650	$2,218
Depreciation and amortization
North America	1,690	1,695
International	1,487	1,136
Total depreciation and amortization	3,177	2,831
Cash flows from operating activities	15,832	12,334
Cash flows from investing activities	(3,419)	(10,696)
Cash flows from financing activities	(4,450)	2,711

As of March 31, 2012, we had cash and cash equivalents of $44.6 million and short-term investments of $13.2 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government and agency securities, certificates of deposit, commercial paper and corporate bonds.

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

We have a $5.0 million line of credit to fund working capital under which we had no amounts drawn down as of March 31, 2012. This line of credit expires in July 2012.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of bank-provided line of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from sales of our common stock, including the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $44.6 million at March 31, 2012 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the three months ended March 31, 2012, operating activities provided $15.8 million in cash, primarily as a result of net income of $4.8 million, $5.9 million in stock-based compensation and $3.2 million in depreciation and amortization.

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

In addition to purchases of property, equipment and software, we sold $0.2 million (net of purchases) of short-term investments in the three months ended March 31, 2012 and purchased $8.5 million (net of sales) of short-term investments in the three months ended March 31, 2011.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation.

During the three months ended March 31, 2012, we repurchased $8.7 million of common shares under our share repurchase program, which concluded in January 2012.

Off Balance Sheet Arrangements

As of March 31, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

As of March 31, 2012, there were no significant changes to our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities, certificates of deposit, commercial paper and corporate bonds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2011 Annual Report. The risks described in our 2011 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Our directors, executive officers and principal stockholders have substantial control over us and could delay or prevent a change in corporate control.

As of March 31, 2012, our directors and executive officers, together with their affiliates, beneficially owned approximately 5.5% of our outstanding common stock. In addition, as of March 31, 2012, approximately 59% of our outstanding common stock was held by other holders of more than 5% of our common stock and their affiliates.

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

•   impeding a merger, consolidation, takeover or other business combination involving us; or

•   discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	221,673	$39.27	221,673	$0.00
February 1, 2012 — February 29, 2012	0	$0.00	0	$0.00
March 1, 2012 — March 31, 2012	0	$0.00	0	$0.00
Total	221,673	$39.27	221,673

(1)         On November 30, 2011, we announced that our board of directors had approved a $50.0 million share repurchase program, or Share Repurchase Program.  We completed the Share Repurchase Program on January 6, 2012.

Unregistered Sales of Equity Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Amended and Restated Offer Letter Agreement, dated January 3, 2012, by and between OpenTable, Inc. and Matthew Roberts.

10.2(4)	Amended and Restated Offer Letter Agreement, dated January 4, 2012, by and between OpenTable, Inc. and Duncan Robertson.

10.3(5)	Employment Transition and Separation Letter Agreement, dated March 29, 2012, by and between OpenTable, Inc. and Charles McCullough.

10.4	Amended and Restated Independent Director Equity Compensation Policy.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (6)	XBRL Instance Document.

101.SCH (6)	XBRL Taxonomy Extension Schema Document.

101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (6)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (6)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012, and incorporated herein by reference.

(4)         Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012, and incorporated herein by reference.

(5)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2012, and incorporated herein by reference.

(6)         Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON

I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: May 3, 2012

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Amended and Restated Offer Letter Agreement, dated January 3, 2012, by and between OpenTable, Inc. and Matthew Roberts.

10.2(4)	Amended and Restated Offer Letter Agreement, dated January 4, 2012, by and between OpenTable, Inc. and Duncan Robertson.

10.3(5)	Employment Transition and Separation Letter Agreement, dated March 29, 2012, by and between OpenTable, Inc. and Charles McCullough.

10.4	Amended and Restated Independent Director Equity Compensation Policy.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (6)	XBRL Instance Document.

101.SCH (6)	XBRL Taxonomy Extension Schema Document.

101.CAL (6)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (6)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (6)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (6)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012, and incorporated herein by reference.

(4)         Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2012, and incorporated herein by reference.

(5)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 2012, and incorporated herein by reference.

(6)         Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.