Form 10-Q
period 2012-06-30
OPENTABLE INC
filed 2012-08-06
CIK 1125914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 2, 2012, 22,602,542 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$57,543,000	$36,519,000
Short-term investments	14,344,000	13,411,000
Accounts receivable, net of allowance for doubtful accounts of $1,323,000, and $1,315,000 at June 30, 2012 and December 31, 2011	18,760,000	18,795,000
Prepaid expenses and other current assets	3,299,000	2,708,000
Deferred tax asset	11,089,000	11,238,000

Total current assets	105,035,000	82,671,000

Property, equipment and software, net	17,968,000	16,150,000
Goodwill	42,705,000	42,312,000
Intangibles, net	14,637,000	16,403,000
Deferred tax asset	9,063,000	5,466,000
Other assets	1,038,000	813,000

TOTAL ASSETS	$190,446,000	$163,815,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,567,000	$2,210,000
Accrued expenses	4,640,000	4,794,000
Accrued compensation	5,063,000	4,518,000
Deferred revenue	1,620,000	1,752,000
Dining rewards payable	24,379,000	20,827,000
Total current liabilities	37,269,000	34,101,000

Deferred revenue — non-current	2,252,000	2,249,000
Deferred tax liability	3,515,000	3,915,000
Income tax liability	13,635,000	13,215,000
Other long-term liabilities	63,000	108,000

Total liabilities	56,734,000	53,588,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 24,121,821 and 24,009,404 shares issued, 22,600,601 and 22,709,857 shares outstanding at June 30, 2012 and December 31, 2011	2,000	2,000
Additional paid-in capital	192,641,000	171,465,000
Treasury stock, at cost (1,521,220 and 1,299,547 shares at June 30, 2012 and December 31, 2011)	(50,673,000)	(41,963,000)
Accumulated other comprehensive loss	(1,176,000)	(1,634,000)
Accumulated deficit	(7,082,000)	(17,643,000)

Total stockholders’ equity	133,712,000	110,227,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$190,446,000	$163,815,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

REVENUES	$39,558,000	$34,290,000	$78,927,000	$67,997,000

COSTS AND EXPENSES:
Operations and support	10,338,000	9,686,000	20,858,000	19,158,000
Sales and marketing	8,483,000	6,403,000	17,343,000	14,215,000
Technology	3,610,000	3,531,000	6,858,000	7,578,000
General and administrative	8,250,000	5,148,000	17,601,000	11,010,000

Total costs and expenses	30,681,000	24,768,000	62,660,000	51,961,000

Income from operations	8,877,000	9,522,000	16,267,000	16,036,000
Other income, net	13,000	24,000	30,000	45,000

Income before taxes	8,890,000	9,546,000	16,297,000	16,081,000
Income tax expense	3,145,000	3,221,000	5,736,000	5,571,000

NET INCOME	$5,745,000	$6,325,000	$10,561,000	$10,510,000

Net income per share (See Note 7):
Basic	$0.25	$0.27	$0.47	$0.45
Diluted	$0.25	$0.26	$0.46	$0.43

Weighted average shares outstanding:
Basic	22,578,000	23,558,000	22,557,000	23,446,000
Diluted	23,169,000	24,615,000	23,164,000	24,573,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net Income	$5,745,000	$6,325,000	$10,561,000	$10,510,000

Foreign currency translation gain (loss)	(1,465,000)	(51,000)	460,000	2,033,000
Unrealized gain (loss) on investments	—	7,000	(2,000)	7,000
Other comprehensive gain (loss)	(1,465,000)	(44,000)	458,000	2,040,000

COMPREHENSIVE INCOME	$4,280,000	$6,281,000	$11,019,000	$12,550,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$10,561,000	$10,510,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,357,000	3,788,000
Amortization of intangibles	1,949,000	1,993,000
Provision for doubtful accounts	1,154,000	822,000
Stock-based compensation	11,177,000	4,840,000
Write-off of property, equipment and software	181,000	723,000
Deferred taxes	(3,433,000)	—
Excess tax benefit related to stock compensation	(7,948,000)	(1,912,000)
Change in contingent liability	(21,000)	(1,085,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,102,000)	(2,917,000)
Prepaid expenses and other current assets	(778,000)	(338,000)
Accounts payable and accrued expenses	7,749,000	2,587,000
Accrued compensation	559,000	198,000
Deferred revenue	(128,000)	(48,000)
Long-term liabilities	(56,000)	3,532,000
Dining rewards payable	3,551,000	2,678,000

Net cash provided by operating activities	27,772,000	25,371,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(6,659,000)	(4,652,000)
Purchases of investments	(10,315,000)	(18,196,000)
Sales of investments	9,330,000	8,228,000
Decrease in restricted cash	—	176,000

Net cash used in investing activities	(7,644,000)	(14,444,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	7,948,000	1,912,000
Proceeds from issuance of common stock upon exercise of employee stock options	1,736,000	3,817,000
Repurchases of common stock	(8,710,000)	—

Net cash provided by financing activities	974,000	5,729,000

EFFECT OF EXCHANGE RATES ON CASH	(78,000)	60,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,024,000	16,716,000

CASH AND CASH EQUIVALENTS — Beginning of period	36,519,000	33,444,000

CASH AND CASH EQUIVALENTS — End of period	$57,543,000	$50,160,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,105,000	$122,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$350,000	$390,000

Vesting of early exercised stock options	$1,000	$541,000

See notes to condensed consolidated financial statements (unaudited).	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, including toptable.co.uk Ltd. (“toptable”), “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, or ERB, and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable websites and mobile applications as well as the websites and mobile applications of OpenTable’s partners and restaurant customers. For diners, the Company operates www.opentable.com and www.toptable.co.uk, popular restaurant reservation websites, and also provides a variety of mobile applications. The Company refers to www.opentable.com, www.toptable.co.uk and related websites as the OpenTable websites. The OpenTable websites and mobile applications enable diners to find, choose and book tables at restaurants on the OpenTable network that use the ERB and Connect in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2012 and December 31, 2011, and the Company’s results of operations for the three and six months ended June 30, 2012 and 2011, and its cash flows for the six months ended June 30, 2012 and 2011. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any future period. All references to June 30, 2012 or to the three or six months ended June 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

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

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows:

	Cost	Gains	Losses	Market Value

At June 30, 2012:
U.S. government and agency securities	$7,907,000	$2,000	$(1,000)	$7,908,000
Certificates of deposit	3,115,000	—	—	3,115,000
Corporate bonds	2,622,000	—	(1,000)	2,621,000
Commercial paper	700,000	—	—	700,000
Total	$14,344,000	$2,000	$(2,000)	$14,344,000

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2011:
U.S. government and agency securities	$10,538,000	$3,000	$(1,000)	$10,540,000
Certificates of deposit	2,871,000	—	—	2,871,000
Total	$13,409,000	$3,000	$(1,000)	$13,411,000

As of June 30, 2012, certain investments with a total estimated fair value of $4,200,000 had maturity dates of greater than one year. As of December 31, 2011, there were no investments that had maturity dates of greater than one year.

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

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	June 30, 2012			December 31, 2011
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$7,908,000	$—	$7,908,000	$10,540,000	$—	$10,540,000
Certificates of deposit	3,115,000	—	3,115,000	2,871,000	—	2,871,000
Corporate bonds	2,621,000	—	2,621,000	—	—	—
Commercial paper	700,000	—	700,000	—	—	—
Total short-term investments	$14,344,000	$—	$14,344,000	$13,411,000	$—	$13,411,000

The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Goodwill and Intangible Assets

As of June 30, 2012, goodwill included $38,144,000 resulting from the acquisition of toptable (adjusted by $506,000 for the change in foreign currency exchange rates from the date of acquisition through June 30, 2012), $2,756,000 resulting from the acquisition of Table Maestro, LLC, and $1,805,000 resulting from the acquisition of GuestBridge, Inc. A summary of the carrying amount of goodwill by business segment as of June 30, 2012 and December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011

North America	$4,561,000	$4,561,000
International	38,144,000	37,751,000

Total Goodwill	$42,705,000	$42,312,000

A summary of intangible assets as of June 30, 2012 and December 31, 2011 is as follows:

	June 30,			December 31,
	2012			2011
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$65,000	$67,000	$132,000	$51,000	$81,000
Trademarks - indefinite life	11,875,000	—	11,875,000	11,752,000	—	11,752,000
Customer relationships	8,166,000	5,648,000	2,518,000	8,091,000	4,042,000	4,049,000
Developed technology	1,527,000	1,350,000	177,000	1,514,000	993,000	521,000

Total intangible assets	$21,700,000	$7,063,000	$14,637,000	$21,489,000	$5,086,000	$16,403,000

Amortization of intangible assets was $978,000 and $1,005,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization of intangible assets was $1,949,000 and $1,993,000 for the six months ended June 30, 2012 and 2011, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2012 (remainder): $1,385,000; 2013: $1,311,000; 2014: $66,000.

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

6. Stockholders’ Equity

Treasury Stock

In November 2011, the Board of Directors authorized the Company to purchase up to $50 million of its outstanding common stock.  In January 2012, the Company completed the repurchase program with the purchase of 221,763 shares of stock for $8,710,000.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and six months ended June 30, 2012 and 2011, respectively:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Volatility	52.9-54.7%	53.0%	52.0-54.7%	53.0%
Risk-free interest rate	0.82%-0.97%	1.77%-2.08%	0.82%-1.27%	1.77%-2.67%
Expected term, in years	5.50-6.02	5.50-5.52	5.27-6.55	5.50-6.08

The Company granted 132,351 and 107,790 stock options during the three months ended June 30, 2012 and 2011, respectively, and 1,210,909 and 108,390 stock options during the six months ended June 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to stock options of $4,984,000 and $1,118,000 for three months ended June 30, 2012 and 2011, respectively, and $9,899,000 and $3,843,000 for the six months ended June 30, 2012 and 2011, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended June 30, 2012 and 2011, the Company recorded $4,995,000 and $1,576,000, respectively, of excess tax benefits from stock-based compensation and $7,948,000 and $1,912,000, for the six months ended June 30, 2012 and 2011, respectively.

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

The Company granted 89,573 and 23,736 RSUs during the three months ended June 30, 2012 and 2011, respectively, and 95,797 and 35,246 RSUs during the six months ended June 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to RSUs of $269,000 and $718,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,278,000 and $997,000 for the six months ended June 30, 2012 and 2011, respectively.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. The Company’s weighted average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods. As of June 30, 2012, the Company had a negligible amount of unvested shares remaining.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 98,000 and 220,000 shares were excluded from the dilutive shares outstanding for the three months ended June 30, 2012 and 2011, and 98,000 and 220,000 for the six months ended June 30, 2012 and 2011, respectively, as the performance criteria had not been met as of the respective dates.

Anti-dilutive shares in the amounts of 1,271,000 and 18,000 were excluded from the dilutive shares outstanding for the three months ended June 30, 2012 and 2011, respectively. Anti-dilutive shares in the amounts of 1,407,000 and 80,000 were excluded from the dilutive shares outstanding for the six months ended June 30, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Basic net income per common share calculation:
Net income	$5,745,000	$6,325,000	$10,561,000	$10,510,000
Less: Undistributed earnings allocated to participating securities	—	(5,000)	—	(19,000)
Net income attributable to common shares - basic	$5,745,000	$6,320,000	$10,561,000	$10,491,000
Basic weighted average common shares outstanding	22,578,000	23,558,000	22,557,000	23,446,000
Basic net income per share	$0.25	$0.27	$0.47	$0.45

Diluted net income per common share calculation:
Net income	$5,745,000	$6,325,000	$10,561,000	$10,510,000
Less: Undistributed earnings allocated to participating securities	—	(3,000)	—	(12,000)
Net income attributable to common shares - diluted	$5,745,000	$6,322,000	$10,561,000	$10,498,000
Weighted average shares used to compute basic net income per share	22,578,000	23,558,000	22,557,000	23,446,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	11,000	—	27,000
Employee stock options	542,000	1,037,000	563,000	1,093,000
Employee stock awards	49,000	9,000	44,000	7,000
Weighted average shares used to compute diluted net income per share	23,169,000	24,615,000	23,164,000	24,573,000
Diluted net income per share	$0.25	$0.26	$0.46	$0.43

8. Income Taxes

During the three and six months ended June 30, 2012, the Company recorded income tax expense of $3,145,000 and $5,736,000, respectively, which resulted in an effective tax rate of 35% in each respective period. During the three and six months ended June 30, 2011, the Company recorded income tax expense of $3,221,000 and $5,571,000, respectively, which resulted in an effective tax rate of 34% and 35%, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and six months ended June 30, 2012 differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year state research and development credits and the federal Domestic Manufacturing Deduction. The Company’s effective tax rate for the three and six months ended June 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of June 30, 2012 and December 31, 2011 were $17,835,000 and $17,648,000, respectively. As of June 30, 2012 and December 31, 2011, the Company recorded $187,000 and $200,000, respectively, of accrued interest. No significant penalties have been recorded to date.

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

Accumulated other comprehensive loss of $1,176,000 as of June 30, 2012 was comprised entirely of foreign currency translation losses. Accumulated other comprehensive loss of $1,634,000 as of December 31, 2011 was comprised of $1,637,000 of foreign currency translation losses and $3,000 of unrealized gain on investments.

10. Segment Information

The Company operates in one industry—online restaurant reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280—Segment Reporting. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The Chief Executive Officer acts as the chief operating decision maker on behalf of both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended June 30, 2012
Revenues—reservations	$19,721,000	$2,590,000	$22,311,000
Revenues—subscription	12,265,000	1,662,000	13,927,000
Revenues—other	2,486,000	834,000	3,320,000
Income (loss) from operations	11,374,000	(2,497,000)	8,877,000
Interest income	17,000	—	17,000
Depreciation and amortization expense	1,859,000	1,270,000	3,129,000
Purchases of property, equipment and software	1,959,000	1,050,000	3,009,000
Three months ended June 30, 2011
Revenues—reservations	$15,560,000	$2,736,000	$18,296,000
Revenues—subscription	11,090,000	1,472,000	12,562,000
Revenues—other	2,592,000	840,000	3,432,000
Income (loss) from operations	12,240,000	(2,718,000)	9,522,000
Interest income	16,000	2,000	18,000
Depreciation and amortization expense	1,741,000	1,209,000	2,950,000
Purchases of property, equipment and software	1,692,000	742,000	2,434,000
Six months ended June 30, 2012
Revenues—reservations	$38,935,000	$5,703,000	$44,638,000
Revenues—subscription	24,165,000	3,302,000	27,467,000
Revenues—other	5,095,000	1,727,000	6,822,000
Income (loss) from operations	21,354,000	(5,087,000)	16,267,000
Interest income	29,000	—	29,000
Depreciation and amortization expense	3,548,000	2,758,000	6,306,000
Purchases of property, equipment and software	4,222,000	2,437,000	6,659,000
Six months ended June 30, 2011
Revenues—reservations	$30,536,000	$5,367,000	$35,903,000
Revenues—subscription	21,711,000	2,869,000	24,580,000
Revenues—other	5,769,000	1,745,000	7,514,000
Income (loss) from operations	22,325,000	(6,289,000)	16,036,000
Interest income	32,000	2,000	34,000
Depreciation and amortization expense	3,436,000	2,345,000	5,781,000
Purchases of property, equipment and software	3,296,000	1,356,000	4,652,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011

Revenues:
United States	$32,429,000	$27,430,000	$64,125,000	$54,521,000
United Kingdom	3,902,000	4,149,000	8,429,000	8,272,000
International - all others	3,227,000	2,711,000	6,373,000	5,204,000
	$39,558,000	$34,290,000	$78,927,000	$67,997,000

	As of	As of
	June 30,	December 31,
	2012	2011
Long-lived assets(1):
United States	$13,215,000	$12,536,000
United Kingdom	3,847,000	2,399,000
International—all others	1,463,000	2,670,000
Total long-lived assets	$18,525,000	$17,605,000

(1)                                  Includes all non-current assets except deferred tax assets, goodwill, patents and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any of the periods presented above.

11. Subsequent Events

On August 3, 2012, the Company closed the acquisition of Treat Technologies, Inc., a provider of the Treatful-branded online gift card solutions for restaurants, for approximately $4 million in cash pursuant to an agreement and plan of merger.

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect. Our solutions for diners include our popular restaurant reservation websites, www.opentable.com and www.toptable.co.uk, as well as a variety of mobile applications. We refer to www.opentable.com, www.toptable.co.uk and related websites as the OpenTable websites. The OpenTable network includes more than 25,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 350 million diners through OpenTable reservations, and during the three months ended June 30, 2012, we seated an average of more than 10 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended June 30, 2012 and 2011, our net revenues were $39.6 million and $34.3 million, respectively. For the six months ended June 30, 2012 and 2011, our net revenues were $78.9 million and $68.0 million, respectively. For the three months ended June 30, 2012 and 2011, our reservation revenues accounted for 56% and 53% of our total revenues, respectively, and 57% and 53% of total revenues for the six months ended June 30, 2012 and 2011, respectively. For the three months ended June 30, 2012 and 2011, our subscription revenues accounted for 35% and 37% of our total revenues, respectively, and 35% and 36% of revenues for the six months ended June 30, 2012 and 2011, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended June 30, 2012 and 2011 represented 13% and 15% of our total revenues, respectively, and for the six months ended June 30, 2012 and 2011, represented 14% and 15% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

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

During the three and six months ended June 30, 2012, we recorded income tax expense of $3.1 million and $5.7 million, respectively, which resulted in an effective tax rate of 35% for each respective period. During the three and six months ended June 30, 2011, we recorded income tax expense of $3.2 million and $5.6 million, respectively, which resulted in an effective tax rate of 34% and 35%, respectively. The tax provision and the effective tax rate for the three and six months ended June 30, 2012 did not differ significantly from those of the same period ended June 30, 2011. Our effective tax rates for the three and six months ended June 30, 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Factors that impact our income tax provision include, but are not limited to, recognition of research and development tax benefits and the federal Domestic Manufacturing Deduction.

Critical Accounting Policies and Estimates

In presenting our financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP), we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

REVENUES	$39,558	$34,290	$78,927	$67,997

COSTS AND EXPENSES:
Operations and support (1)	10,338	9,686	20,858	19,158
Sales and marketing (1)	8,483	6,403	17,343	14,215
Technology (1)	3,610	3,531	6,858	7,578
General and administrative (1)	8,250	5,148	17,601	11,010

Total costs and expenses	30,681	24,768	62,660	51,961

Income from operations	8,877	9,522	16,267	16,036
Other income, net	13	24	30	45

Income before taxes	8,890	9,546	16,297	16,081
Income tax expense	3,145	3,221	5,736	5,571

NET INCOME	$5,745	$6,325	$10,561	$10,510

Net income per share:
Basic	$0.25	$0.27	$0.47	$0.45
Diluted	$0.25	$0.26	$0.46	$0.43

Weighted average shares outstanding:
Basic	22,578	23,558	22,557	23,446
Diluted	23,169	24,615	23,164	24,573

(1) Stock-based compensation included in above line items:

Operations and support	$333	$446	$634	$858
Sales and marketing	1,375	493	2,756	1,003
Technology	642	437	1,164	888
General and administrative	2,903	460	6,623	2,091
	$5,253	$1,836	$11,177	$4,840

Other Operational Data:
Installed restaurants (at period end):
North America	18,373	15,560	18,373	15,560
International	6,664	7,067	6,664	7,067
Total	25,037	22,627	25,037	22,627

Seated diners (in thousands):
North America	28,038	22,196	55,754	43,066
International	2,244	1,618	4,498	3,171
Total	30,282	23,814	60,252	46,237

Headcount (at period end):
North America	418	378	418	378
International	161	162	161	162
Total	579	540	579	540

Additional Financial Data:
Revenues:
North America	$34,472	$29,242	$68,195	$58,016
International	5,086	5,048	10,732	9,981
Total	$39,558	$34,290	$78,927	$67,997

Income (loss) from operations:
North America	$11,374	$12,240	$21,354	$22,325
International	(2,497)	(2,718)	(5,087)	(6,289)
Total	$8,877	$9,522	$16,267	$16,036

Depreciation and amortization:
North America	$1,859	$1,741	$3,548	$3,436
International	1,270	1,209	2,758	2,345
Total	$3,129	$2,950	$6,306	$5,781

Stock-based compensation:
North America	$4,791	$862	$10,226	$2,881
International	462	974	951	1,959
Total	$5,253	$1,836	$11,177	$4,840

	June 30,		June 30,
	2012	2011	2012	2011
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	26	28	26	28
Sales and marketing	22	19	22	21
Technology	9	10	9	11
General and administrative	21	15	22	16

Total costs and expenses	78	72	79	76

Income from operations	22	28	21	24
Other income, net	—	—	—	—

Income before taxes	22	28	21	24
Income tax expense	8	9	8	8

NET INCOME	14%	19%	14%	16%

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Reservation	$22,311	$18,296	$44,638	$35,903	22%	24%
Subscription	13,927	12,562	27,467	24,580	11%	12%
Other	3,320	3,432	6,822	7,514	-3%	-9%
Total	$39,558	$34,290	$78,927	$67,997	15%	16%

Percentage of Revenues by Type:
Reservation	57%	53%	56%	53%
Subscription	35%	37%	35%	36%
Other	8%	10%	9%	11%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$34,472	$29,242	$68,195	$58,016	18%	18%
International	5,086	5,048	10,732	9,981	1%	8%
Total	$39,558	$34,290	$78,927	$67,997	15%	16%

Percentage of Revenues by Location:
North America	87%	85%	86%	85%
International	13%	15%	14%	15%
Total	100%	100%	100%	100%

Total revenues increased $5.3 million, or 15%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $10.9 million, or 16%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Reservation revenues increased $4.0 million, or 22%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $8.7 million, or 24%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.4 million, or 11%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $2.9 million, or 12%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues decreased $0.1 million, or 3%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 and $0.7 million, or 9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 primarily as a result of a decrease in third-party restaurant coupon sales, partially offset by an increase in online advertising.

Costs and Expenses

Operations and Support

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Operations and support	$10,338	$9,686	$20,858	$19,158	7%	9%

Headcount (at period end):
North America	143	134	143	134	7%	7%
International	59	59	59	59	0%	0%
Total	202	193	202	193	5%	5%

Our operations and support expenses increased $0.7 million, or 7%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and $1.7 million, or 9%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in operations and support expense was primarily attributable to an increase of $0.5 million for the three months and $1.2 million for the six months in headcount-related costs, including stock-based compensation expense and an increase of $0.2 million for the three months and $0.5 million for the six months in cost at our outsourced customer support center. Also contributing to the increase was an increase of $0.2 million for the three months and $0.5 million for the six months in depreciation of capitalized website and software development costs and an increase of $0.1 million for the three months and $0.2 million for the six months in depreciation on restaurant hardware which were partially offset by a decrease of $0.1 million for the three months and $0.5 million for the six months in costs associated with third-party restaurant coupon sales.

Sales and Marketing

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$8,483	$6,403	$17,343	$14,215	32%	22%

Headcount (at period end):
North America	126	101	126	101	25%	25%
International	63	64	63	64	-2%	-2%
Total	189	165	189	165	15%	15%

Our sales and marketing expenses increased $2.1 million, or 32%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and $3.1 million, or 22%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in sales and marketing expenses for both the three and six month periods was primarily attributable to increases in headcount-related costs, including stock-based compensation expense.

Technology

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Technology	$3,610	$3,531	$6,858	$7,578	2%	-10%

Headcount (at period end):
North America	85	90	85	90	-6%	-6%
International	18	16	18	16	13%	13%
Total	103	106	103	106	-3%	-3%

Our technology expenses increased $0.1 million, or 2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and decreased $0.7 million, or 10%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in technology expense was primarily attributable to a decrease of $0.1 million for the three months and $0.9 million for the six months in headcount-related costs, including stock-based compensation expense and an increase of $0.5 million for the three months and $1.5 million for the six months in capitalized website and software development costs.

General and Administrative

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

General and administrative	$8,250	$5,148	$17,601	$11,010	60%	60%

Headcount (at period end):
North America	64	53	64	53	21%	21%
International	21	23	21	23	-9%	-9%
Total	85	76	85	76	12%	12%

Our general and administrative expenses increased $3.1 million, or 60%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and $6.6 million, or 60%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in general and administrative expenses was primarily attributable to an increase of $3.5 million for the three months and $6.3 million for the six months in headcount-related costs, including $2.4 million for the three months and $4.5 million for the six months in stock-based compensation expense. The increase in headcount-related costs also reflects a reduction of $0.7 million for the three months ended June 30, 2011 and $1.1 million for the six months ended June 30, 2011 in the contingent liability related to potential performance-based cash payments to the founder of Table Maestro, LLC.

Other Income, Net

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Other income, net	$13	$24	$30	$45	-46%	-33%

Other income, net remained relatively consistent for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Income tax expense	$3,145	$3,221	$5,736	$5,571	-2%	3%

Income tax expense decreased $0.1 million, or 2%, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, and increased $0.2 million, or 3%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The decrease in income tax expense for the three months ended June 30, 2012 compared to 2011 reflects the decrease in income before taxes, whereas the increase in income tax expense for the six months ended June 30, 2012 compare to 2011 reflects the increase in income before taxes. Our effective tax rate has remained relatively consistent between 34% and 35% for the three and six months ended June 30, 2012 and 2011.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2012	2011
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$6,659	$4,652
Depreciation and amortization
North America	$3,548	$3,436
International	2,758	2,345
Total depreciation and amortization	$6,306	$5,781

Cash provided by operating activities	$27,772	$25,371
Cash used in investing activities	$(7,644)	$(14,444)
Cash provided by financing activities	$974	$5,729

As of June 30, 2012, we had cash and cash equivalents of $57.5 million and short-term investments of $14.3 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government and agency securities. Short-term investments consist of U.S. government and agency securities, certificates of deposit, commercial paper and corporate bonds.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

We have a $5.0 million line of credit to fund working capital under which we had no amounts drawn down as of June 30, 2012. This line of credit expires in July 2013.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of bank-provided lines of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from operating activities and proceeds from sales of our common stock, including the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $57.5 million at June 30, 2012 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2012, operating activities provided $27.8 million in cash, primarily as a result of net income of $10.6 million, $11.2 million in stock-based compensation, $6.3 million in depreciation and amortization, and a $3.6 million increase in dining rewards payable.

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

In addition to purchases of property, equipment and software, we purchased $1.0 million (net of sales) of short-term investments in the six months ended June 30, 2012 and purchased $10.0 million (net of sales) of short-term investments in the six months ended June 30, 2011.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation.

During the six months ended June 30, 2012, we repurchased $8.7 million of common shares under our share repurchase program, which concluded in January 2012.

Off Balance Sheet Arrangements

As of June 30, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

As of June 30, 2012, there were no significant changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document.

101.SCH (4)	XBRL Taxonomy Extension Schema Document.

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2012, and incorporated herein by reference.

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

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: August 6, 2012

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (4)	XBRL Instance Document.

101.SCH (4)	XBRL Taxonomy Extension Schema Document.

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2012, and incorporated herein by reference.

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