Form 10-Q
period 2012-09-30
OPENTABLE INC
filed 2012-11-05
CIK 1125914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 2, 2012, 22,723,400 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$85,158,000	$36,519,000
Short-term investments	978,000	13,411,000
Accounts receivable, net of allowance for doubtful accounts of $1,696,000, and $1,315,000 at September 30, 2012 and December 31, 2011	19,186,000	18,795,000
Prepaid expenses and other current assets	3,083,000	2,708,000
Deferred tax asset	10,960,000	11,238,000

Total current assets	119,365,000	82,671,000

Property, equipment and software, net	19,206,000	16,150,000
Goodwill	46,318,000	42,312,000
Intangibles, net	15,828,000	16,403,000
Deferred tax asset	11,925,000	5,466,000
Other assets	1,088,000	813,000

TOTAL ASSETS	$213,730,000	$163,815,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,437,000	$2,210,000
Accrued expenses	6,998,000	4,794,000
Accrued compensation	4,992,000	4,518,000
Deferred revenue	1,597,000	1,752,000
Deferred tax liability	107,000	—
Dining rewards payable	25,899,000	20,827,000
Total current liabilities	42,030,000	34,101,000

Deferred revenue — non-current	2,141,000	2,249,000
Deferred tax liability	3,933,000	3,915,000
Income tax liability	14,849,000	13,215,000
Other long-term liabilities	71,000	108,000

Total liabilities	63,024,000	53,588,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 24,237,039 and 24,009,404 shares issued, 22,715,819 and 22,709,857 shares outstanding at September 30, 2012 and December 31, 2011	2,000	2,000
Additional paid-in capital	201,606,000	171,465,000
Treasury stock, at cost (1,521,220 and 1,299,547 shares at September 30, 2012 and December 31, 2011)	(50,673,000)	(41,963,000)
Accumulated other comprehensive income (loss)	905,000	(1,634,000)
Accumulated deficit	(1,134,000)	(17,643,000)

Total stockholders’ equity	150,706,000	110,227,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,730,000	$163,815,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

REVENUES	$39,738,000	$34,356,000	$118,665,000	$102,353,000

COSTS AND EXPENSES:
Operations and support	10,544,000	9,916,000	31,402,000	29,074,000
Sales and marketing	8,216,000	7,477,000	25,559,000	21,692,000
Technology	3,741,000	3,748,000	10,599,000	11,326,000
General and administrative	8,072,000	7,407,000	25,673,000	18,417,000

Total costs and expenses	30,573,000	28,548,000	93,233,000	80,509,000

Income from operations	9,165,000	5,808,000	25,432,000	21,844,000
Other income, net	36,000	23,000	66,000	68,000

Income before taxes	9,201,000	5,831,000	25,498,000	21,912,000
Income tax expense	3,253,000	1,775,000	8,989,000	7,346,000

NET INCOME	$5,948,000	$4,056,000	$16,509,000	$14,566,000

Net income per share (See Note 7):
Basic	$0.26	$0.17	$0.73	$0.62
Diluted	$0.26	$0.17	$0.71	$0.59

Weighted average shares outstanding:
Basic	22,641,000	23,695,000	22,585,000	23,530,000
Diluted	23,261,000	24,488,000	23,188,000	24,545,000

See notes to condensed consolidated financial statements.

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net Income	$5,948,000	$4,056,000	$16,509,000	$14,566,000

Foreign currency translation gain (loss)	2,081,000	(1,631,000)	2,542,000	402,000
Unrealized gain (loss) on investments	—	(4,000)	(3,000)	3,000
Other comprehensive gain (loss)	2,081,000	(1,635,000)	2,539,000	405,000

COMPREHENSIVE INCOME	$8,029,000	$2,421,000	$19,048,000	$14,971,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

OPERATING ACTIVITIES:
Net income	$16,509,000	$14,566,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,635,000	5,842,000
Amortization of intangibles	3,038,000	2,986,000
Provision for doubtful accounts	2,032,000	1,328,000
Stock-based compensation	16,087,000	8,809,000
Write-off of property, equipment and software	253,000	853,000
Deferred taxes	(6,009,000)	162,000
Excess tax benefit related to stock compensation	(9,750,000)	(3,934,000)
Change in contingent liability	(21,000)	(1,085,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,248,000)	(3,246,000)
Prepaid expenses and other current assets	(622,000)	(942,000)
Accounts payable and accrued expenses	12,774,000	3,691,000
Accrued compensation	455,000	318,000
Deferred revenue	(282,000)	(299,000)
Long-term liabilities	1,404,000	3,015,000
Dining rewards payable	5,063,000	3,958,000

Net cash provided by operating activities	45,318,000	36,022,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(9,893,000)	(7,297,000)
Purchases of investments	(10,315,000)	(27,325,000)
Sales of investments	22,667,000	15,231,000
Acquisition of business	(4,000,000)	—
Decrease in restricted cash	—	176,000

Net cash used in investing activities	(1,541,000)	(19,215,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	9,750,000	3,934,000
Proceeds from issuance of common stock upon exercise of employee stock options	3,726,000	4,885,000
Repurchases of common stock	(8,710,000)	—

Net cash provided by financing activities	4,766,000	8,819,000

EFFECT OF EXCHANGE RATES ON CASH	96,000	(180,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	48,639,000	25,446,000

CASH AND CASH EQUIVALENTS — Beginning of period	36,519,000	33,444,000

CASH AND CASH EQUIVALENTS — End of period	$85,158,000	$58,890,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,474,000	$325,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$266,000	$364,000

Vesting of early exercised stock options	$1,000	$543,000

See notes to condensed consolidated financial statements.	(Concluded)

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2012 and December 31, 2011, and the Company’s results of operations for the three and nine months ended September 30, 2012 and 2011, and its cash flows for the nine months ended September 30, 2012 and 2011. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any future period. All references to September 30, 2012 or to the three or nine months ended September 30, 2012 and 2011 in the notes to the condensed consolidated financial statements are unaudited.

Acquisition of Treat Technologies

In August 2012, the Company acquired Treat Technologies, Inc. (“Treat”), a provider of the Treatful-branded online gift card solutions for restaurants, for a purchase price of approximately $4,000,000 in cash. The Company recorded $2,264,000 of goodwill and $1,800,000 of identifiable intangible assets in connection with the acquisition which is being accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 3, 2012, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the quantitative impairment analysis under the Standard is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011. The Company performs its annual impairment testing of goodwill in the third quarter of each year. For the test conducted as of August 31, 2012, the Company elected to bypass the qualitative assessment and perform only the quantitative assessment. The application of this Standard did not have an impact on the Company’s reported results of operations.

3. Short-Term Investments and Fair Value Measurements

At September 30, 2012, short-term investments consisted entirely of certificates of deposit with an amortized cost and estimated fair market value of $978,000. Short-term investments as of December 31, 2011 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2011:
U.S. government and agency securities	$10,538,000	$3,000	$(1,000)	$10,540,000
Certificates of deposit	2,871,000	—	—	2,871,000
Total	$13,409,000	$3,000	$(1,000)	$13,411,000

As of September 30, 2012, certain investments with a total estimated fair value of $487,000 had maturity dates of greater than one year. As of December 31, 2011, there were no investments that had maturity dates of greater than one year.

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

In accordance with Topic 820—Fair Value Measurements and Disclosures, the following table represents the Company’s fair value hierarchy for its financial assets:

	September 30, 2012			December 31, 2011
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$—	$—	$—	$10,540,000	$—	$10,540,000
Certificates of deposit	978,000	—	978,000	2,871,000	—	2,871,000
Total short-term investments	$978,000	$—	$978,000	$13,411,000	$—	$13,411,000

4. Goodwill and Intangible Assets

As of September 30, 2012, goodwill included $2,264,000 resulting from the acquisition of Treat, $39,493,000 resulting from the acquisition of toptable (adjusted by $843,000 for the change in foreign currency exchange rates from the date of acquisition through September 30, 2012), $2,756,000 resulting from the acquisition of Table Maestro, LLC (“Table Maestro”), and $1,805,000 resulting from the acquisition of GuestBridge, Inc. (“Guestbridge”). A summary of the carrying amount of goodwill by reporting segment as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011

North America	$6,825,000	$4,561,000
International	39,493,000	37,751,000

Total Goodwill	$46,318,000	$42,312,000

A summary of intangible assets as of September 30, 2012 and December 31, 2011 is as follows:

	September 30,			December 31,
	2012			2011
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$70,000	$62,000	$132,000	$51,000	$81,000
Trademarks - indefinite life	12,295,000	—	12,295,000	11,752,000	—	11,752,000
Customer relationships	8,925,000	6,682,000	2,243,000	8,091,000	4,042,000	4,049,000
Developed technology	2,867,000	1,639,000	1,228,000	1,514,000	993,000	521,000

Total intangible assets	$24,219,000	$8,391,000	$15,828,000	$21,489,000	$5,086,000	$16,403,000

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $1,089,000 and $993,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization of intangible assets was $3,038,000 and $2,986,000 for the nine months ended September 30, 2012 and 2011, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2012 (remainder): $603,000; 2013: $2,033,000; 2014: $645,000; 2015: $252,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31. The Company performed its annual indefinite life intangible asset impairment evaluation as of August 31, 2012 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2011.

For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2012 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2011.

5. Commitments and Contingencies

The Company leases its facilities under operating leases. These leases expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

In September 2012, the Company entered into a new lease for our primary office space in San Francisco, California, which expires in 2020. The following table sets forth, as of September 30, 2012, payments due under all operating lease obligations:

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2012 (remaining)	$496
2013	1,680
2014	2,428
2015	2,246
2016 & thereafter	9,803
Total	$16,653

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

In August 2012, the Board of Directors authorized the Company to purchase up to an additional $50 million of its outstanding common stock. No purchases have been completed under the new repurchase program as of September 30, 2012.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and nine months ended September 30, 2012 and 2011, respectively:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2012	2011	2012	2011
Dividend yield	0%	0%	0%	0%
Volatility	53%	53%-54%	52%-55%	53%-54%
Risk-free interest rate	0.80%-0.89%	0.79%-1.76%	0.80%-1.27%	0.79%-2.67%
Expected term, in years	6.02-6.08	5.00-6.08	5.27-6.55	5.00-6.08

The Company granted 214,572 and 16,311 stock options during the three months ended September 30, 2012 and 2011, respectively, and 1,425,481 and 124,701 stock options during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to stock options of $3,562,000 and $3,270,000 for three months ended September 30, 2012 and 2011, respectively, and $13,461,000 and $7,113,000 for the nine months ended September 30, 2012 and 2011, respectively.

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement reduces net operating cash flows and increases net financing cash flows. For the three months ended September 30, 2012 and 2011, the Company recorded $1,802,000 and $2,022,000, respectively, of excess tax benefits from stock-based compensation and $9,750,000 and $3,934,000, for the nine months ended September 30, 2012 and 2011, respectively.

Restricted Stock Units

The Company began granting restricted stock units (“RSUs”) to its non-executive employees in November 2010. The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term. Stock-based compensation expense is amortized using a graded vesting attribution method over the requisite service period.

The Company granted 24,358 and 12,733 RSUs during the three months ended September 30, 2012 and 2011, respectively, and 120,155 and 47,979 RSUs during the nine months ended September 30, 2012 and 2011, respectively. The Company recorded stock-based compensation expense related to RSUs of $1,348,000 and  $699,000, respectively, for the three months ended September 30, 2012 and 2011, respectively, and $2,626,000 and $1,696,000 for the nine months ended September 30, 2012 and 2011, respectively.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders is presented in conformity with the “two-class method” required for participating securities. The Company’s weighted average unvested shares subject to repurchase and settlement in shares of common stock upon vesting have the non-forfeitable right to receive dividends on an equal basis with common stock and therefore are considered participating securities that must be included in the calculation of net income per share using the two-class method in all presented periods. As of September 30, 2012, the Company had no further unvested shares remaining.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 98,000 and 220,000 shares were excluded from the dilutive shares outstanding for the three months ended September 30, 2012 and 2011, and 98,000 and 220,000 for the nine months ended September 30, 2012 and 2011, respectively, as the performance criteria had not been met as of the respective dates.

Anti-dilutive shares in the amounts of 1,414,000 and 198,000 were excluded from the dilutive shares outstanding for the three months ended September 30, 2012 and 2011, respectively. Anti-dilutive shares in the amounts of 1,500,000 and 99,000 were excluded from the dilutive shares outstanding for the nine months ended September 30, 2012 and 2011, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Basic net income per common share calculation:
Net income	$5,948,000	$4,056,000	$16,509,000	$14,566,000
Less: Undistributed earnings allocated to participating securities	—	—	—	(18,000)
Net income attributable to common shares - basic	$5,948,000	$4,056,000	$16,509,000	$14,548,000

Basic weighted average common shares outstanding	22,641,000	23,695,000	22,585,000	23,530,000
Basic net income per share	$0.26	$0.17	$0.73	$0.62

Diluted net income per common share calculation:
Net income	$5,948,000	$4,056,000	$16,509,000	$14,566,000
Less: Undistributed earnings allocated to participating securities	—	—	—	(11,000)
Net income attributable to common shares - diluted	$5,948,000	$4,056,000	$16,509,000	$14,555,000
Weighted average shares used to compute basic net income per share	22,641,000	23,695,000	22,585,000	23,530,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	—	—	18,000
Employee stock options	547,000	784,000	548,000	989,000
Employee stock awards	73,000	9,000	55,000	8,000
Weighted average shares used to compute diluted net income per share	23,261,000	24,488,000	23,188,000	24,545,000
Diluted net income per share	$0.26	$0.17	$0.71	$0.59

8. Income Taxes

During the three and nine months ended September 30, 2012, the Company recorded income tax expense of $3,253,000 and $8,989,000, respectively, which resulted in an effective tax rate of 35% in each respective period. During the three and nine months ended September 30, 2011, the Company recorded income tax expense of $1,775,000 and $7,346,000, respectively, which resulted in an effective tax rate of 30% and 34%, respectively. The expected tax provision derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and nine months ended September 30, 2012 differed from the Company’s recorded income tax provision primarily due to benefits resulting from the recognition of current year state research and development credits and the federal Domestic Manufacturing Deduction. The Company’s effective tax rate for the three and nine months ended September 30, 2012 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of September 30, 2012 and December 31, 2011 were $18,026,000 and $17,648,000, respectively. As of September 30, 2012 and December 31, 2011, the Company recorded $378,000 and $200,000, respectively, of accrued interest. No significant penalties have been recorded to date.

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

Accumulated other comprehensive income of $905,000 as of September 30, 2012 was comprised entirely of foreign currency translation gains. Accumulated other comprehensive loss of $1,634,000 as of December 31, 2011 was comprised of $1,637,000 of foreign currency translation losses and $3,000 of unrealized gain on investments.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended September 30, 2012
Revenues—reservations	$19,193,000	$2,718,000	$21,911,000
Revenues—subscription	12,510,000	1,754,000	14,264,000
Revenues—other	2,789,000	774,000	3,563,000
Income (loss) from operations	11,581,000	(2,416,000)	9,165,000
Interest income	22,000	—	22,000
Depreciation and amortization expense	1,912,000	1,455,000	3,367,000
Purchases of property, equipment and software	2,482,000	752,000	3,234,000
Three months ended September 30, 2011
Revenues—reservations	$15,154,000	$2,861,000	$18,015,000
Revenues—subscription	11,406,000	1,531,000	12,937,000
Revenues—other	2,521,000	883,000	3,404,000
Income (loss) from operations	8,532,000	(2,724,000)	5,808,000
Interest income	25,000	—	25,000
Depreciation and amortization expense	1,726,000	1,321,000	3,047,000
Purchases of property, equipment and software	2,036,000	609,000	2,645,000
Nine months ended September 30, 2012
Revenues—reservations	$58,128,000	$8,421,000	$66,549,000
Revenues—subscription	36,675,000	5,056,000	41,731,000
Revenues—other	7,884,000	2,501,000	10,385,000
Income (loss) from operations	32,935,000	(7,503,000)	25,432,000
Interest income	51,000	—	51,000
Depreciation and amortization expense	5,460,000	4,213,000	9,673,000
Purchases of property, equipment and software	6,704,000	3,189,000	9,893,000
Nine months ended September 30, 2011
Revenues—reservations	$45,690,000	$8,228,000	$53,918,000
Revenues—subscription	33,117,000	4,400,000	37,517,000
Revenues—other	8,290,000	2,628,000	10,918,000
Income (loss) from operations	30,857,000	(9,013,000)	21,844,000
Interest income	57,000	2,000	59,000
Depreciation and amortization expense	5,162,000	3,666,000	8,828,000
Purchases of property, equipment and software	5,332,000	1,965,000	7,297,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011

Revenues:
United States	$32,322,000	$27,249,000	$96,447,000	$81,771,000
United Kingdom	3,986,000	4,297,000	12,415,000	12,569,000
International - all others	3,430,000	2,810,000	9,803,000	8,013,000
	$39,738,000	$34,356,000	$118,665,000	$102,353,000

	As of	As of
	September 30,	December 31,
	2012	2011
Long-lived assets(1):
United States	$14,177,000	$12,536,000
United Kingdom	4,138,000	2,399,000
International—all others	1,515,000	2,670,000
Total long-lived assets	$19,830,000	$17,605,000

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect. Our solutions for diners include our popular restaurant reservation websites, www.opentable.com and www.toptable.co.uk, as well as a variety of mobile applications. We refer to www.opentable.com, www.toptable.co.uk and related websites as the OpenTable websites. The OpenTable network includes more than 26,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 385 million diners through OpenTable reservations, and during the three months ended September 30, 2012, we seated an average of approximately 10 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended September 30, 2012 and 2011, our net revenues were $39.7 million and $34.4 million, respectively. For the nine months ended September 30, 2012 and 2011, our net revenues were $118.7 million and $102.4 million, respectively. For the three months ended September 30, 2012 and 2011, our reservation revenues accounted for 55% and 52% of our total revenues, respectively, and 56% and 53% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. For the three months ended September 30, 2012 and 2011, our subscription revenues accounted for 36% and 38% of our total revenues, respectively, and 35% and 37% of revenues for the nine months ended September 30, 2012 and 2011, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended September 30, 2012 and 2011 represented 13% and 15% of our total revenues, respectively, and for the nine months ended September 30, 2012 and 2011, represented 13% and 15% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

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

Our effective tax rates for the three and nine months ended September 30, 2012 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2012.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•                  Revenue Recognition;

•                  Dining Rewards Loyalty Program;

•                  Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•                  Website and Software Development Costs;

•                  Income Taxes; and

•                  Stock-Based Compensation.

For a description of our critical and significant accounting policies, see below and in our 2011 Annual Report.  There have been no material changes to our critical accounting policies during the nine months ended September 30, 2012.

Valuation of Long-Lived and Intangible Assets, Including Goodwill

Long-lived assets are reviewed for impairment whenever events or changes in circumstances or a triggering event, such as service discontinuance or technological obsolescence, may indicate that the carrying amount of the long-lived asset may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated and a charge is recorded. The amount of the impairment is determined to be the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist for the asset, fair value is estimated using discounted expected cash flows attributable to the asset. Significant judgment and estimates are involved in any impairment evaluation and our estimates, including estimates used in determining future cash flows.

We test goodwill for impairment at least annually. We review goodwill for impairment as of August 31 and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. Our assessment is performed at the reporting unit level. The goodwill evaluation for impairment is performed using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment under the two-step model involves the determination of the fair value of our reporting units. The fair value of the reporting units is determined using discounted future cash flows. Forecasts of future cash flow are based on management’s best estimate of future revenues and operating expenses, based primarily on expected growth in installed restaurants, seated diners, pricing and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each unit, including goodwill and intangible assets. We assign goodwill to each operating segment as this represents the lowest level which constitutes a business and for which discrete financial information is available and management regularly reviews. We have determined that we have two geographical reporting units: North America and the United Kingdom.

As of August 31, 2012, the fair value of our North America reporting unit, which carries approximately $6.8 million in goodwill associated with the Treat, Guestbridge and Table Maestro acquisitions, exceeds the carrying value by a substantial amount, indicating no impairment in goodwill for the North America reporting unit. As of August 31, 2012, the fair value of the U.K. reporting unit, which carries approximately $39.5 million in goodwill associated with the toptable acquisition, exceeds the carrying value by a substantial amount, indicating no goodwill impairment for the U.K. reporting unit.

During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of either of our reporting units as of September 30, 2012 or December 31, 2011 would not have changed our assessment of the carrying value of goodwill.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

REVENUES	$39,738	$34,356	$118,665	$102,353

COSTS AND EXPENSES:
Operations and support (1)	10,544	9,916	31,402	29,074
Sales and marketing (1)	8,216	7,477	25,559	21,692
Technology (1)	3,741	3,748	10,599	11,326
General and administrative (1)	8,072	7,407	25,673	18,417

Total costs and expenses	30,573	28,548	93,233	80,509

Income from operations	9,165	5,808	25,432	21,844
Other income, net	36	23	66	68

Income before taxes	9,201	5,831	25,498	21,912
Income tax expense	3,253	1,775	8,989	7,346

NET INCOME	$5,948	$4,056	$16,509	$14,566

Net income per share:
Basic	$0.26	$0.17	$0.73	$0.62
Diluted	$0.26	$0.17	$0.71	$0.59

Weighted average shares outstanding:
Basic	22,641	23,695	22,585	23,530
Diluted	23,261	24,488	23,188	24,545

(1) Stock-based compensation included in above line items:
Operations and support	$332	$431	$966	$1,289
Sales and marketing	1,290	571	4,046	1,574
Technology	1,020	431	2,184	1,319
General and administrative	2,268	2,536	8,891	4,627
	$4,910	$3,969	$16,087	$8,809

Other Operational Data:
Installed restaurants (at period end):
North America	18,975	16,237	18,975	16,237
International	7,385	7,629	7,385	7,629
Total	26,360	23,866	26,360	23,866

Seated diners (in thousands):
North America	27,438	21,818	83,192	64,884
International	2,302	1,768	6,800	4,939
Total	29,740	23,586	89,992	69,823

Headcount (at period end):
North America	425	403	425	403
International	162	165	162	165
Total	587	568	587	568

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)

Additional Financial Data:
Revenues:
North America
Reservation	$19,193	$15,154	$58,128	$45,690
Subscription	12,510	11,406	36,675	33,117
Other	2,789	2,521	7,884	8,290
Total North America Revenues	$34,492	$29,081	$102,687	$87,097
International
Reservation	$2,718	$2,861	$8,421	$8,228
Subscription	1,754	1,531	5,056	4,400
Other	774	883	2,501	2,628
Total International Revenues	5,246	5,275	15,978	15,256
Total Revenues	$39,738	$34,356	$118,665	$102,353

Income (loss) from operations:
North America	$11,581	$8,532	$32,935	$30,857
International	(2,416)	(2,724)	(7,503)	(9,013)
Total	$9,165	$5,808	$25,432	$21,844

Depreciation and amortization:
North America	$1,912	$1,726	$5,460	$5,162
International	1,455	1,321	4,213	3,666
Total	$3,367	$3,047	$9,673	$8,828

Stock-based compensation:
North America	$4,221	$3,295	$14,447	$6,176
International	689	674	1,640	2,633
Total	$4,910	$3,969	$16,087	$8,809

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	27	29	25	29
Sales and marketing	21	22	22	21
Technology	9	11	9	11
General and administrative	20	21	22	18

Total costs and expenses	77	83	78	79

Income from operations	23	17	22	21
Other income, net	—	—	—	—

Income before taxes	23	17	22	21
Income tax expense	8	5	8	7

NET INCOME	15%	12%	14%	14%

Segments

We have identified two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $29.1 million for the three months ended September 30, 2011, to $34.5 million for the three months ended September 30, 2012, and increased from $87.1 million for the nine months ended September 30, 2011 to $102.7 million for the nine months ended September 30, 2012. North America reservation revenues increased from $15.2 million for the three months ended September 30, 2011, to $19.2 million for the three months ended September 30, 2012, and increased from $45.7 million for the nine months ended September 30, 2011, to $58.1 million for the nine months ended September 30, 2012. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $11.4 million for the three months ended September 30, 2011, to $12.5 million for the three months ended September 30, 2012, and increased from $33.1 million for the nine months ended September 30, 2011, to $36.7 million for the nine months ended September 30, 2012. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased from $8.5 million for the three months ended September 30, 2011, to $11.6 million for the three months ended September 30, 2012, and increased from $30.8 million for the nine months ended September 30, 2011, to $32.9 million for the nine months ended September 30, 2012. The increase in income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.

Total International revenues were $5.2 million for the three months ended September 30, 2011 and 2012, and increased from $15.3 million for the nine months ended September 30, 2011 to $16.0 million for the nine months ended September 30, 2012.  International reservation revenues decreased from $2.9 million for the three months ended September 30, 2011, to $2.7 million for the three months ended September 30, 2012, and increased from $8.2 million for the nine months ended September 30, 2011, to $8.4 million for the nine months ended September 30, 2012. International reservation revenues decreased in the three months ended September 30, 2012 primarily driven by changes in per seated diner fees made at toptable earlier in the year. International subscription revenues increased from $1.5 million for the three months ended September 30, 2011, to $1.8 million for the three months ended September 30, 2012, and increased from $4.4 million for the nine months ended September 30, 2011, to $5.1 million for the nine months ended September 30, 2012. International subscription revenues increased as a result of an increase in installed restaurants. International loss from operations decreased from $2.7 million for the three months ended September 30, 2011, to $2.4 million for the three months ended September 30, 2012, and decreased from $9.0 million for the nine months ended September 30, 2011, to $7.5 million for the nine months ended September 30, 2012.  The decrease in the loss from operations is due to decreases in marketing spending, specifically the purchasing of pay per click marketing. Refer to Note 10 to the consolidated financial statements for additional segment information.

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Reservation	$21,911	$18,015	$66,549	$53,918	22%	23%
Subscription	14,264	12,937	41,731	37,517	10%	11%
Other	3,563	3,404	10,385	10,918	5%	-5%
Total	$39,738	$34,356	$118,665	$102,353	16%	16%

Percentage of Revenues by Type:
Reservation	55%	52%	56%	53%
Subscription	36%	38%	35%	37%
Other	9%	10%	9%	10%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$34,492	$29,081	$102,687	$87,097	19%	18%
International	5,246	5,275	15,978	15,256	-1%	5%
Total	$39,738	$34,356	$118,665	$102,353	16%	16%

Percentage of Revenues by Location:
North America	87%	85%	87%	85%
International	13%	15%	13%	15%
Total	100%	100%	100%	100%

Total revenues increased $5.4 million, or 16%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $16.3 million, or 16%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Reservation revenues increased $3.9 million, or 22%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $12.6 million, or 23%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.3 million, or 10%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and $4.2 million, or 11%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues increased $0.2 million, or 5%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 and decreased $0.5 million, or 5%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase for the three months ended September 30, 2012 was largely due to an increase in revenue from advertising on the OpenTable network. The decrease for the nine months ended September 30, 2012 was primarily the result of a decrease in third-party restaurant coupon sales, partially offset by an increase in revenue from advertising on the OpenTable network.

Costs and Expenses

Operations and Support

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Operations and support	$10,544	$9,916	$31,402	$29,074	6%	8%

Headcount (at period end):
North America	150	139	150	139	8%	8%
International	56	56	56	56	0%	0%
Total	206	195	206	195	6%	6%

Our operations and support expenses increased $0.6 million, or 6%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and $2.3 million, or 8%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in operations and support expense was primarily attributable to an increase of $0.3 million for the three months and $1.5 million for the nine months ended September 30, 2012 in headcount-related costs, including stock-based compensation expense and an increase of $0.5 million for the nine months ended September 30, 2012 in cost at our outsourced customer support center. Also contributing to the increase was an increase of $0.3 million for the three months and $1.9 million for the nine months ended September 30, 2012 in depreciation and amortization.

Sales and Marketing

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$8,216	$7,477	$25,559	$21,692	10%	18%

Headcount (at period end):
North America	121	113	121	113	7%	7%
International	65	73	65	73	-11%	-11%
Total	186	186	186	186	0%	0%

Our sales and marketing expenses increased $0.7 million, or 10%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and $3.9 million, or 18%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in sales and marketing expenses for both the three and nine month periods was primarily attributable to increases in headcount-related costs, including stock-based compensation expense, partially offset by declines in pay per click marketing expenses, which were concentrated primarily in the U.K.

Technology

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Technology	$3,741	$3,748	$10,599	$11,326	0%	-6%

Headcount (at period end):
North America	90	93	90	93	-3%	-3%
International	19	14	19	14	36%	36%
Total	109	107	109	107	2%	2%

Our technology expenses remained flat at $3.7 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and decreased $0.7 million, or 6%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The decrease in technology expense was primarily attributable to a decrease of $0.8 million for the nine months ended September 30, 2012 in headcount-related costs, including stock-based compensation expense and an increase of $2.2 million for the nine months ended September 30, 2012 in capitalized website and software development costs.

General and Administrative

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

General and administrative	$8,072	$7,407	$25,673	$18,417	9%	39%

Headcount (at period end):
North America	64	58	64	58	10%	10%
International	22	22	22	22	0%	0%
Total	86	80	86	80	8%	8%

Our general and administrative expenses increased $0.7 million, or 9%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and $7.3 million, or 39%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in general and administrative expenses for the three months ended September 30, 2012 was primarily attributable to an increase of $0.4 million in professional services, namely legal, accounting and tax services, and an increase of $0.4 million in bad debt expense. The increase in general and administrative expenses for the nine months ended September 30, 2012 was primarily attributable to a $6.3 million increase in headcount and related costs, including $4.3 million in stock-based compensation expense.

Other Income, Net

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Other income, net	$36	$23	$66	$68	57%	-3%

Other income, net remained relatively consistent for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2012	2011	2012	2011	% Change	% Change
	(Dollars in thousands)

Income tax expense	$3,253	$1,775	$8,989	$7,346	83%	22%

Income tax expense increased $1.5 million, or 83%, for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, and increased $1.6 million, or 22%, for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in income tax expense for the three months and nine months ended September 30, 2012 compared to the same periods in 2011 reflects the increase in income before taxes. Our effective tax rate has increased from 30% for the three months ended September 30, 2011 to 35% for the three months ended September 30, 2012 and increased from 34% for the nine months ended September 30, 2011 to 35% for the nine months ended September 30, 2012. The effective tax rate increased in each respective period primarily due to the revaluation of deferred taxes as a result of a U.K. tax rate change in the periods ended September 30, 2011.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2012	2011
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$9,893	$7,297
Depreciation and amortization
North America	5,460	5,162
International	4,213	3,666
Total depreciation and amortization	9,673	8,828
Cash provided by operating activities	45,318	36,022
Cash used in investing activities	(1,541)	(19,215)
Cash provided by financing activities	4,766	8,819

As of September 30, 2012, we had cash and cash equivalents of $85.2 million and short-term investments of $1.0 million. Cash and cash equivalents may consist of cash, money market accounts, certificates of deposit and U.S. government and agency securities. Short-term investments may consist of U.S. government and agency securities, certificates of deposit, commercial paper and corporate bonds.

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

We have a $5.0 million line of credit to fund working capital under which we had no amounts drawn down as of September 30, 2012. This line of credit expires in July 2013.

Prior to 2005, we financed our operations and capital expenditures through operations, private sales of preferred stock, lease financing and the use of bank-provided lines of credit and operations. Since 2005, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from sales of our common stock, including the exercise of vested and unvested employee stock options. We had cash and cash equivalents of $85.2 million at September 30, 2012 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the nine months ended September 30, 2012, operating activities provided $45.3 million in cash, primarily as a result of net income of $16.5 million, $16.1 million in stock-based compensation and $9.7 million in depreciation and amortization, and a $12.8 million increase in accounts payable and accrued expenses. These amounts were partially offset by a $6.0 million decrease in deferred taxes and $9.8 million in excess tax benefits related to stock-based compensation.

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

In addition to purchases of property, equipment and software, we sold $12.4 million (net of purchases) of short-term investments in the nine months ended September 30, 2012 and we purchased $12.1 million (net of sales) of short-term investments in the nine months ended September 30, 2011.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation.

During the nine months ended September 30, 2012, we repurchased $8.7 million of common shares under our share repurchase program authorized by our Board of Directors in November 2011, which concluded in January 2012.

Off Balance Sheet Arrangements

As of September 30, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

In September 2012, we entered into a new lease for our primary office space in San Francisco, California, which expires in 2020. The following table sets forth, as of September 30, 2012, payments due under all of our operating lease obligations:

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2012 (remaining)	$496
2013	1,680
2014	2,428
2015	2,246
2016 & thereafter	9,803
Total	$16,653

As of September 30, 2012, there were no other significant changes to our contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business. These risks include primarily interest rate and foreign exchange risks.

Interest Rate Fluctuation Risk

We do not have any long-term borrowings.

Our investments include cash, cash equivalents and short-term investments. Cash and cash equivalents may consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments may consist of U.S. government agency securities, certificates of deposit, commercial paper and corporate bonds. The primary objective of our investment activities is to preserve principal while maximizing income without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, we do not believe an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest rates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2011 Annual Report and Part II, Item 1A of our Quarterly Report for the quarter ended March 31, 2012. The risks described in those reports are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August 2012, our Board of Directors authorized the repurchase of up to $50 million of our outstanding common stock. No purchases had been completed under the new repurchase program as of September 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable Inc. and Comerica Bank.

10.2 (4)	Office Lease, by and between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012, and incorporated herein by reference.

(4)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012, and incorporated herein by reference.

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

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 5, 2012

INDEX TO EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1 (3)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable Inc. and Comerica Bank.

10.2 (4)	Office Lease, by and between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2012, and incorporated herein by reference.

(4)          Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2012, and incorporated herein by reference.

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