Form 10-K
period 2012-12-31
OPENTABLE INC
filed 2013-02-26
CIK 1125914

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As June 30, 2012 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $986,683,000.

          As of February 25, 2013, the number of shares of the registrant's common stock outstanding was 22,955,891.

Documents Incorporated by Reference

          Portions of the registrant's definitive proxy statement for its 2013 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

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

  •
  the impact of people using devices other than personal computers to access the Internet;

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

  •
  changes in government regulation affecting us or our business; and

  •
  other risk factors included under "Risk Factors" in this report.

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

ITEM 1.    BUSINESS

Overview

        OpenTable, Inc. (together with its subsidiaries, "OpenTable," the "Company," "our," "we," or "us") was incorporated on October 13, 1998, and is a Delaware corporation. We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 27,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 400 million diners through OpenTable reservations, and during the three months ended December 31, 2012, we seated an average of approximately 10.9 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2012 and 2011, our net revenues were $161.6 million and $139.5 million, respectively. For the twelve months ended December 31, 2012 and 2011, our reservation revenues accounted for 56% and 53% of our total revenues, respectively, our subscription revenues accounted for 35% and 36% of our total revenues, respectively, and our other revenues accounted for 9% and 11% of our total revenues, respectively.

        The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. Our ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. This enables restaurants to manage all of their reservations—those booked by phone or online as well as walk-in diners—in one unified system. The ERB also automatically accepts online reservations in real time directly from our websites and mobile apps as well as from the websites and mobile apps of our partners and restaurant customers. The ERBs at our restaurant customers connect via the Internet to form an online network of restaurant reservation books.

        For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based solution that enables participating restaurants to receive reservations from our websites and mobile apps as well as the websites and mobile apps of our partners and restaurant customers.

        For diners, our websites and mobile apps enable them to quickly and conveniently find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone. Diners appreciate the convenience of being able to secure a reservation at any time, even when the restaurant is closed, and the time savings of being able to instantly find and reserve available tables without having to call restaurants one by one until they find an available reservation that suits their needs. Online visitors come to our websites and mobile apps directly, via search engine results and via our partners' and restaurant customers' websites and mobile apps.

        We initially focused on acquiring a critical mass of local restaurant customers in four metropolitan areas: Chicago, New York, San Francisco and Washington, D.C. These markets have since developed into active, local networks of restaurants and diners that have continued to grow. We have applied and continue to apply the same fundamental strategy in developing and penetrating our other markets in the United States, Canada and Mexico. In 2004, we began to selectively expand into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2012, 2011 and 2010 were $22.3 million, $20.9 million and $8.9 million, respectively, or 14%, 15% and 9% of our total revenues, respectively.

        We measure our business geographically based on two segments: North America and International. Additional information required by this item is incorporated herein by reference to Note 13—"Segment Information" of the Notes to the consolidated financial statements, beginning on page 84 of this Form 10-K.

Restaurant Industry Background

        The commercial restaurant industry is broadly divided into "quick-service" and "full-service" segments. We target our offerings to full-service restaurants that accept reservations. We believe based on our internal estimates that our ERB has a target audience of approximately 35,000 restaurants and Connect has a target audience of approximately 20,000 restaurants in North America. In 2012, we believe these restaurants seated approximately 740 million diners through reservations, though this number may fluctuate annually with economic and other conditions.

        Historically, the ability of the restaurant industry to leverage the power of the Internet for reservation transactions has been inhibited by two key characteristics. First, the reservation-taking restaurant industry has been slow to computerize host-stand operations. During the last decade, other reservation-taking industries, such as airlines and hotels, have experienced a dramatic shift in consumer behavior as reservations have migrated from the phone to the Internet. In contrast, given the restaurant industry's relatively basic transaction needs, generally requiring only the diner's name and phone number and no advance payment, restaurant reservations traditionally have been largely handled by the traditional pen-and-paper reservation book, despite the inherent operational inefficiencies and potential for error. Second, the reservation-taking restaurant industry is highly fragmented, with independent restaurants and small, local restaurant groups comprising a significant majority of restaurant locations. Unlike other industries in which suppliers can deliver goods and services to customers around the world, the restaurant industry is inherently local. These conditions make it time-consuming and costly to aggregate the breadth of local restaurant table inventory required to attract a critical mass of diners to make reservations online and to create an online restaurant reservation network.

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

  •
  Managing and preserving guest information is difficult.  One of the ways in which restaurants compete is by providing exceptional, personalized service, for example, by recognizing repeat diners and recalling their preferences or special occasions. Guest histories and preferences are typically stored in the memories of the maître d' or host, and therefore the implications of losing a staff member who is familiar with a restaurant's best and most frequent guests are considerable. In an industry characterized by a high rate of employee turnover, the ability to preserve and transfer this information is critical.

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

Diner Behavior and Trends

        For many diners, part of the appeal of dining out is experiencing a variety of restaurants. Therefore, diners value sources that help them discover new restaurants and provide information about these restaurants. Historically, diners learned about restaurants through word of mouth and local print media, such as dining guides, newspapers and magazines. While diners continue to value personal recommendations, the Internet, including desktop and increasingly, mobile sites as well as apps, now puts a wealth of restaurant information at their fingertips. However, arguably the most important piece of information—what restaurants can accommodate a dining party—has been missing from online dining sources. As a result, when it comes to booking a restaurant reservation, diners have had to use the phone instead of the Internet.

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

        Essential to this network is building a critical mass of local, computerized restaurant reservation books. We achieve this by offering to reservation-intensive restaurants software that provides them with important operational benefits, bundling it with computer hardware and installing this solution at the restaurant host stand. For restaurants that primarily serve walk-in diners, we offer a web-based system to fill more seats by offering online reservations through our websites and mobile apps. We sell our solutions to individual restaurants within a market, typically one by one, via a direct sales force. We believe that we deliver a strong return on investment for our restaurant customers by filling additional seats, streamlining their operations, and improving their quality of service. As a result, we have historically enjoyed high retention rates.

        Our websites and mobile apps give diners real-time access to tables at restaurants on the OpenTable network that use ERB or Connect. As more local restaurants are added to the network, the utility provided to diners increases and more diners discover the benefits of researching restaurants and making reservations on our website and mobile apps. The more diners who use our services to make their dining decisions, the more value we deliver to our restaurant customers and the more restaurants are attracted to our network.

Benefits of OpenTable to Reservation-Taking Restaurants

        In response to the needs of reservation-taking restaurants, we offer the ERB, an integrated solution consisting of proprietary OpenTable software which is installed on a touchscreen computer system and supported by various asset-protection and security tools. For restaurants that do not require the operational benefits of the ERB, we offer Connect, a web-based service that enables them to receive online reservations. Both offerings provide restaurants with access to diners via our websites and mobile apps as well as the websites and mobile apps of, our partners and restaurants customers. Participation in the OpenTable network helps restaurants:

  •
  Fill seats that might otherwise remain empty.  We help restaurants fill their seats by offering the convenience of online reservations directly through our websites and mobile apps as well as indirectly through the websites and mobile apps of our partners and restaurant customers. In addition, restaurants may elect to be featured in OpenTable marketing programs, which drive incremental business to participating restaurants through enhanced website listings or email promotions. Restaurants pay additional fees to OpenTable to participate in these programs.

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

  •
  Market to a targeted audience with measurable results.  Our websites and mobile apps enable diners to find restaurants that can accommodate them, giving restaurants valuable marketing exposure during the diners' decision-making process. Moreover, restaurants pay OpenTable only for those diners whom they ultimately serve, unlike other marketing channels such as magazines, newspapers and online dining guides and directories. Consequently, restaurants know the number of diners acquired through OpenTable and the costs of acquiring each of these diners.

Benefits of OpenTable to Diners

        In response to the needs of diners, we offer our websites and mobile apps for those seeking a convenient way to research restaurants and make reservations. Our websites and mobile apps enable diners to:

  •
  Find available tables.  Diners can search for reservations by location, date, time and party size and view table availability across a variety of restaurants. Communication between our websites and mobile apps and the thousands of ERB and Connect solutions residing at OpenTable restaurants allows reservation search results to reflect real-time availability.

  •
  Choose a restaurant.  In response to their searches on our websites or via our mobile apps, diners are presented with a list of restaurants with available reservations at their desired dining times. Diners may also click on a restaurant listing to view additional information, including restaurant descriptions, diner reviews, photos and menus. As of December 31, 2012, OpenTable diners had submitted more than 15 million restaurant reviews. While making their restaurant choices, diners using our websites may also consult the OpenTable Diners' Choice lists that highlight restaurants that are most highly rated by OpenTable diners, for example, Best Overall, Best Italian, Most Romantic or Good for Groups.

  •
  Book instantly confirmed reservations for free.  When a diner reserves through our websites or mobile apps, the reservation is instantly recorded in the restaurant's OpenTable solution. Diners can change or cancel reservations online as well as invite guests via email. Diners receive on-screen and email messages confirming their reservation details. Additionally, registered diners can earn Dining Reward Points when they make and honor OpenTable reservations. Points can be redeemed for Dining Checks that are accepted at OpenTable restaurant customers.

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

  •
  Produce and maintain superior solutions.  We continue to evolve our restaurant solutions based on more than a decade of in-field experience as well as feedback from our installed base of more than 27,000 restaurant customers. Additionally, we will continue to optimize our websites and mobile apps through insights gained from the experience of seating over 400 million diners through online reservations.

  •
  Leverage our direct sales force.  Over the last fourteen years, we have expended considerable resources to build a direct sales force skilled at selling the benefits of OpenTable to reservation-taking restaurants, which operate in an industry that is highly fragmented. We will continue to leverage our skilled direct sales force to add more restaurants to the network.

  •
  Provide excellent customer service and support.  We believe that our superior customer service is an integral component of high retention rates among our restaurant customers and provides us with a deep understanding of restaurant needs and general industry trends. We will continue to employ highly trained teams to provide installation and training services for our restaurant customers and augment our in-house support staff with contract support services to deliver superior customer assistance.

  •
  Continue to attract diners to our websites and mobile apps by offering the best reservation experience.  We believe that providing the best diner reservation experience increases market adoption of our services, builds our brand awareness and drives word-of-mouth referrals to our websites and mobile apps. We continue to enhance our websites and mobile apps for ease of use and augment our service with unique, helpful restaurant content. For example, we leverage the collective feedback of OpenTable diners to publish user-generated content that diners use while making restaurant choices. We will continue to evolve the diner reservation experience through usability testing and analytics.

Expand Internationally

        We have augmented our growing North American business by selectively expanding into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. We currently have operations in Germany, Japan and the United Kingdom, each supported with a direct sales force and operational staff. We have approximately 8,000 restaurant customers in these markets. In general, our strategy internationally is to replicate the model we have successfully employed in North America, first focusing on acquiring a critical mass of local restaurant customers. To accelerate the growth of our business in the United Kingdom, on October 1, 2010, we acquired toptable.co.uk Ltd. (now known as OpenTable International Limited), or toptable, which operated a leading restaurant reservation site in the United Kingdom.

Our Products

        We have created a proprietary technology system that connects our ERB, a stand-alone client server application located at each restaurant, via the Internet to our data centers which host our websites, web services and other applications. We also have created Connect, a web-based reservation system. The design of our systems enables us to provide real-time solutions to our restaurant customers and to diners.

Restaurant Software and Hardware and Related Solutions

        The ERB is an integrated solution consisting of proprietary OpenTable software that is installed on a dedicated, touchscreen computer system at the restaurant's host stand and supported by various asset-protection and security tools. The ERB provides reservation management, table and floor management, guest management, marketing and a number of other business processes. This functionality has evolved through ten major software releases over fourteen years based on feedback from and experience with thousands of restaurant customers. The software is deployed globally and built on a foundation that supports rapid translation into local languages.

        We provide on-site installation, training and, as part of our monthly subscription fee, around-the-clock customer support for the ERB. We monitor Internet connectivity to the ERB, alerting restaurants when they are offline and working with them to resolve any problems we detect. We also provide data protection services, including managing firewalls and virus scanning software on all computers on our network to protect restaurants from security compromises and performing nightly backups of each restaurant's database to prevent data loss in the event of a hardware failure. Our restaurant customers also receive a hardware replacement, preloaded with the restaurant's backed-up data, in the event of a computer failure, and software upgrades and updates, which are deployed via the Internet to each ERB, requiring minimal interference with the restaurant's operations.

        We also offer Connect, a web-based service that enables restaurants to accept online reservations from the OpenTable network as well as through our mobile apps and from the restaurants' own websites. Our restaurant customers log in to Connect to specify available tables by time and party size. New reservations may be conveyed to the restaurant via email, SMS text message and the restaurant's Connect account.

OpenTable Websites

        We design, build and operate our websites and mobile apps in North America, as well as Germany, Japan and the United Kingdom. In the United Kingdom, our service for diners operates under the toptable brand. ERB and Connect are real-time reservation systems with a patent pending on our high-speed inventory tracking and search technology. Our websites and mobile apps maintain around-the-clock communications with restaurants on our online reservation network. As a result, any change made at these restaurants to the table inventory that affects our websites and mobile apps is updated on our websites and mobile apps in real time, and diners using our websites and mobile apps get current inventory information on every search request, typically within a few seconds.

Mobile Solutions

        We also offer mobile optimized versions of our websites, as well as free mobile apps of our consumer service developed for iOS, Android and Windows Mobile Platforms. These mobile solutions leverage the OpenTable network to enable diners on-the-go to view real-time table availability at restaurants that use ERB and Connect and book free, confirmed reservations. To date, over 50 million diners have been seated through OpenTable reservations made on a mobile device.

Restaurant Marketing Products

        We offer our restaurant customers additional services to help fill more seats in their dining rooms. Our POP program lets restaurants offer diners bonus Dining Reward Points for reservations at select times. Participating restaurants pay a premium per-seated-diner fee for POP reservations. For restaurants with banquet spaces, we offer premium listings on our Private Dining directories. We also provide online gift card solutions for restaurants.

OpenTable Restaurant Center—Our Website for Restaurant Customers

        We design, build and operate the OpenTable Restaurant Center, which serves as an information and services portal for OpenTable restaurant customers. The website provides restaurant customers with secure access to client-specific materials including detailed online reservation reports, online invoicing and feedback forms from recent diners. In addition, a restaurant can visit the OpenTable Restaurant Center website to learn about upcoming OpenTable promotions, submit date-specific information such as Valentine's Day menus and update the profile information displayed on the our websites and apps such as restaurant description and hours of operation. The OpenTable Restaurant Center website serves as a two-way communication channel between us and our restaurant customers, which ultimately improves the support we provide and drives increased operational efficiencies.

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

Marketing to Diners

        We generally benefit from significant word-of-mouth referrals and natural-search traffic to our websites and mobile apps. We encourage repeat usage through our points-based loyalty programs, OpenTable Dining Rewards, which allow diners to earn Dining Points when they make and honor OpenTable reservations. We also optimize our websites to improve our positioning in natural search engine results. We selectively invest in different forms of online and offline marketing, including paid-search advertising, outdoor advertising, and other forms of marketing designed to introduce diners to our service.

        In addition to operating our own destination websites and mobile apps, we work with hundreds of partners to enhance their restaurant listings with OpenTable online reservation capabilities. We also encourage our restaurant customers to incorporate OpenTable reservation capabilities into their own websites, which not only introduces diners to the convenience of online reservations but also helps restaurants fill more seats by providing around-the-clock reservation capabilities.

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

    Most routine support cases are handled by our two third-party customer support partners. One is located in the U.S. for our North American customers, and the other is in Europe for our European customers. When necessary, the support partners escalate calls to our in-house support team located at either our headquarters in San Francisco (for North American escalations) or our London office (for European escalations). Our support partners receive equivalent training and access to the same tools as the San Francisco and London support teams.

  •
  Consumer Support for Website and Mobile App Users.  Diners with questions about OpenTable have access to an online list of frequently asked questions, or FAQs, and can also email our support team via a web-based form. We use a commercially available email management system to queue, assign, track, escalate, categorize and report on these email inquiries.

Technology

        Our technology infrastructure supports the network of restaurants and diners critical to our business.

Data Centers and Network Access

        Our primary data center is hosted by a leading provider of hosting services in Santa Clara, California. We maintain a second data center in Atlanta, Georgia for disaster recovery. Backup systems in the second data center can be brought online in the event of a failure in the primary data center. We also operate a data center in London that supports our toptable branded websites and apps.

        The data center in Santa Clara hosts our websites, other than our toptable branded websites and apps, the OpenTable Restaurant Center website and our internal applications that are used to manage the website content. The websites are designed to be fault-tolerant, with a collection of identical web servers connecting to an enterprise database. The design also includes load balancers, firewalls and routers that connect the components and provide connections to the Internet. The failure of any individual component is not expected to affect the overall availability of our websites.

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

Development

        We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the restaurant table management and reservation market. As of December 31, 2012, our technology group consisted of 113 employees, who are focused on new feature development for existing solutions and the design of new solutions. For the twelve month periods ended December 31, 2012, 2011, and 2010, technology expenses totaled $14.6 million, $14.7 million and $12.3 million, respectively.

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

        We have one issued patent which expires in 2020 and ten patent applications pending in the United States. We have two patent applications pending in Europe and one patent application pending in each of India and Japan. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.

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

        We are the registrant of the Internet domain names for our websites, which include www.opentable.com, www.otrestaurant.com, www.toptable.co.uk and our other international websites.

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

        In order to compete effectively with the phone, our websites and mobile apps must offer diners a critical mass of local restaurants from which to choose and access to reservation inventory comparable to that available by phone. When combined with the growing number of restaurant customers, the OpenTable online reservation network achieves these requirements by communicating directly and in real time with the OpenTable solution at each restaurant. Additionally, we offer diners all the conveniences and time savings associated with finding and choosing local restaurants and booking reservations online, including the ability to: book reservations around-the-clock, even when restaurants are closed; find available tables in real time across a selection of local restaurants; view diner reviews, menus, photos and other important restaurant information; receive immediate confirmation of the reservation via email; change or cancel reservations online; and earn Dining Reward Points, redeemable for Dining Checks accepted by our restaurant customers.

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

Employees

        As of December 31, 2012, we had 580 full-time equivalent employees including 204 in operations and support, 179 in sales and marketing, 113 in technology and 84 in general and administrative functions. None of our employees are covered by collective bargaining agreements.

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

        The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

 Risks Related to Our Business

Our operations and financial results are subject to various risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows, as well as the trading price of our common stock.

        It is difficult to accurately forecast our revenues and plan our operating expenses. We base our current and future expense levels on our operating forecasts and estimates of future revenues from restaurants. Restaurants that use our Electronic Reservation Book, or ERB, pay us an installation fee, a monthly subscription fee and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Revenues and operating results are difficult to forecast due to the uncertainty of the volume and timing of obtaining new restaurant customers and of diners seated through OpenTable reservations. Some of our expenses are fixed, and, as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in revenues. This inability could cause our net income in a given quarter to be lower than expected.

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

  •
  our ability to acquire new users for our websites and mobile apps;

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

  •
  changes in our tax rates or exposure to additional tax liabilities; and

  •
  changes in government regulation affecting us or our business.

        As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future operating performance. In addition, our operating results may not meet our financial forecasts or the expectations of investors or public market analysts who follow our company.

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

        Moreover, the majority of our restaurant customers are located in major metropolitan areas like London, New York City and the San Francisco Bay Area, and to the extent any one of these geographic areas experiences any of the above described conditions to a greater extent than other geographic areas, the material adverse effect on our financial condition and operating results could be exacerbated. For example, the European sovereign debt crisis has negatively affected the financial markets in Europe. These conditions have resulted in reduced consumer and business confidence and spending in many countries in Europe. A continuation or worsening of the European sovereign debt crisis may have a negative effect on our European operations, as well as on the businesses of our European customers, suppliers and partners. Any of these conditions could harm our financial condition and operating results.

Our recent growth rate will likely not be sustainable and a failure to maintain an adequate growth rate will adversely affect our net income and our business.

        Our revenues have grown rapidly, increasing from $99.0 million in 2010, to $139.5 million in 2011, to $161.6 million in 2012 representing a compound annual growth rate of 28%. We do not expect to sustain our recent growth rate in future periods, and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our net income will be adversely affected, and we may not have adequate resources to execute our business strategy.

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

        In the twelve months ended December 31, 2012, almost all of our revenues were generated by our restaurant customers. Restaurants that use our ERB pay us a one-time installation fee, a monthly subscription fee for the use of our hardware and software, and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our growth depends in large part on increasing the number of our restaurant customers, increasing the number of users of our websites and mobile apps and then converting those persons into diners who use our websites and mobile apps to make restaurant reservations. Either category of customers may decide not to continue to use our solutions in favor of other means of reserving tables or because of budgetary constraints, pricing or other reasons.

        To grow our base of restaurant customers, we must convince prospective restaurant customers of the benefits of our ERB, Connect and related solutions over solutions offered by our competitors and encourage them to forego the traditional pen-and-paper reservation book to which they are likely accustomed. Due to the fragmented nature of the restaurant industry, many prospective restaurant customers may not be familiar with our solutions and will generally favor using more traditional methods of taking reservations.

        To increase the number of diners who use our websites and mobile apps, we must convince them of the value of our solutions. Our ability to do so is driven in large part by increasing the number of restaurant listings available on our websites and mobile apps and also by making our websites and mobile apps convenient and user-friendly.

        We cannot assure you that we will be successful in continuing to expand our restaurant customer base or in continuing to attract diners to make reservations on our websites and mobile apps. Our future sales and marketing efforts may be ineffective. If diners choose not to use our solutions or decrease their use of our solutions or we are unable to attract new diners, search activity on our websites and mobile apps could decline, the usefulness of our solutions could be diminished and we could experience declining revenues.

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

        To remain competitive, we must continue to enhance and improve the functionality and features of our websites, mobile apps, ERB and Connect. The Internet and the online commerce industry are rapidly changing. If competitors introduce new solutions embodying new technologies, or if new industry standards and practices emerge, our existing websites, mobile apps, technology, ERB and Connect may become obsolete. Our future success will depend on our ability to:

  •
  enhance our existing solutions;

  •
  develop and potentially license new solutions and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        Developing our ERB, Connect, websites, mobile apps and other technology entails significant technical and business risks. We may use new technologies ineffectively, or we may fail to adapt our websites, mobile apps, transaction processing systems and network infrastructure to consumer requirements or emerging industry standards. For example, our website and mobile app functionality that allows searches and displays of reservation availability is a critical part of our service, and it may become out-of-date or insufficient from our customers' perspective or in relation to the search and display functionality of our competitors' websites and mobile apps. If we face material delays in introducing new or enhanced solutions, our customers may forego the use of our solutions in favor of those of our competitors.

More people are using devices other than personal computers to access the Internet. If diners do not widely adopt versions of our websites and mobile apps developed for these devices or if our restaurant customers fail to optimize their websites for these devices, our business could be adversely affected.

        The number of people who access the Internet through devices other than personal computers, such as smartphones and tablets, has increased dramatically in the past few years. The functionality associated with some alternative devices may make the use of our solutions more difficult and the versions of our solutions developed for these devices may not be compelling to diners. In addition, most of our restaurant customers do not have mobile optimized websites, which may negatively impact the ability of diners to make online reservations via their mobile devices. Also, search queries made by diners on mobile devices may fail to direct diners to our websites and mobile apps and the websites of our restaurant customers. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our websites and mobile apps and developing competitive new solutions. We expect to continue to devote significant resources to the creation, support and maintenance of mobile sites and apps. If we are slow to develop mobile sites and apps that are more compatible with alternative devices and platforms, our business could be adversely affected.

We may be unsuccessful in expanding our operations internationally, which could harm our business, operating results and financial condition.

        In 2004, we established our European headquarters in London and expanded our North American presence in Canada. In 2006, we opened an office in Tokyo and further expanded our North American presence in Mexico. In 2007, we expanded our European presence with offices in France, Germany and Spain. In 2010, we acquired toptable, which operated a leading restaurant reservation site in the United Kingdom. Our ability to expand internationally involves various risks, including the need to invest significant resources in such expansion, the possibility that returns on such investments will not be achieved in the near future and competitive environments. Our international operations may not prove to be successful in certain markets. For example, in 2008, we decided to close our offices in France and Spain. In addition, we have incurred and expect to continue to incur significant expenses in advance of generating material revenues as we attempt to establish our presence in particular international markets. Our current and any future international expansion plans we choose to undertake will require management attention and resources and may be unsuccessful. We do not have substantial experience in selling our solutions in international markets or in conforming to the local cultures, standards or policies necessary to successfully compete in those markets, and we must invest significant resources in order to build a direct sales force and operational infrastructure in such markets. Furthermore, in many international markets we are not the first entrant and there exists greater competition with stronger brand names than we have faced in North American markets. Our ability to expand internationally will also be limited by the demand for our solutions and the adoption of the Internet in these markets. Different privacy, censorship and liability standards and regulations and different intellectual property laws in foreign countries may cause our business and operating results to suffer.

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

  •
  less extensive adoption of the Internet as a commerce medium or information source and increased restriction on the content of websites and mobile apps;

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

        A critical component of our strategy is providing a high-quality customer experience for both restaurants and diners. Accordingly, the effective performance, reliability and availability of our ERB, Connect, websites, mobile apps and network infrastructure are critical to our reputation and our ability to attract and retain customers. In order to provide a high-quality customer experience, we have invested and currently intend to continue to invest substantial resources in our ERB, Connect, website and mobile app development and functionality and customer service operations. If we do not continue to make such investments and as a result, or due to other reasons, fail to provide a high-quality customer experience, we may lose restaurants and diners from our network, which could significantly decrease the value of our solutions to both groups. Moreover, failure to provide our customers with high-quality customer experiences for any reason could substantially harm our reputation and adversely affect our efforts to develop as a trusted website and mobile app.

Acquisitions could disrupt our business and harm our financial condition and operating results.

        Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development, including, for example, our acquisition in October 2010 of toptable, which operated a leading restaurant reservation site in the United Kingdom. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate, integrate and maintain the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders' ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.

We face risks associated with currency exchange rate fluctuations.

        For the twelve months ended December 31, 2012, we incurred approximately 25% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.

We rely on our marketing efforts to attract new customers and must do so in a cost-effective manner; otherwise our operations will be harmed.

        A significant component of our business strategy is the promotion of our websites, mobile apps, ERB and Connect. We believe that the attractiveness of our solutions to our current and potential customers, both restaurants and diners, will increase as new restaurants provide additional restaurant listings and diners increasingly use our websites and mobile apps to conduct searches and make restaurant reservations. This is because an increase in the number of restaurant listings and the number of diners searching those listings increases the utility of our websites and mobile apps and their associated search, listing and reservation services. If we do not continue to grow the use of our websites, mobile apps, ERB and Connect, we may fail to build the critical mass of both restaurant customers and diners required to substantially increase our revenues.

        In addition, if we are unable to effectively market our solutions to new customers or are unable to do so in a cost-effective manner, our operating results could be adversely affected.

System interruptions that impair access to our websites or mobile apps would damage our reputation and brand and substantially harm our business and operating results.

        The satisfactory performance, reliability and availability of our ERB, Connect, websites, mobile apps and network infrastructure are critical to our reputation, our ability to attract and retain both restaurant customers and diners and our ability to maintain adequate customer service levels. Any systems interruption that results in the unavailability of our websites, mobile apps or any restaurant connected to our websites or mobile apps could result in negative publicity, damage our reputation and brand and cause our business and operating results to suffer. We may experience temporary system interruptions (either to our websites or mobile apps or at our restaurant customer locations) for a variety of reasons, including network failures, power failures, software errors or an overwhelming number of visitors trying to reach our websites and mobile apps during periods of strong demand. In addition, our primary data center is hosted by a third-party. Because we are dependent in part on third parties for the implementation and maintenance of certain aspects of our systems and because some of the causes of system interruptions may be outside of our control, we may not be able to remedy such interruptions in a timely manner, or at all.

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

        Because our business is heavily dependent on our intellectual property, including our proprietary software, the protection of our intellectual property rights is crucial to the success of our business. We rely on a combination of patent, trademark, trade secret and copyright law and contractual restrictions to protect our intellectual property. These afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our website or mobile app features, software and functionality or obtain and use information that we consider proprietary, such as the technology used to operate our websites and mobile apps, our content and our trademarks. Moreover, policing our proprietary rights is difficult and may not always be effective. In particular, because we sell our solutions internationally, we may need to enforce our rights under the laws of countries that do not protect proprietary rights to as great an extent as do the laws of the United States.

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

        We currently hold the "OpenTable.com" and "toptable.co.uk" Internet domain names and various other related domain names. Domain names generally are regulated by Internet regulatory bodies. If we lose the ability to use a domain name in a particular country, we would be forced to either incur significant additional expenses to market our solutions within that country, including the development of a new brand and the creation of new promotional materials, or elect not to sell solutions in that country. Either result could substantially harm our business and operating results. The regulation of domain names in the United States and in foreign countries is subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may not be able to acquire or maintain the domain names that utilize the name OpenTable or toptable in all of the countries in which we currently conduct or intend to conduct business.

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

        We rely on third-party service providers for certain customer care, fulfillment, processing, systems development, technology, software development, mobile website and application development and other services. If these third parties experience difficulty meeting our requirements or standards, it could damage our reputation or make it difficult for us to operate some aspects of our business. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, we could suffer increased costs and delays in our ability to provide similar services until an equivalent service provider could be found or we could develop replacement technology or operations. In addition, if we are unsuccessful in choosing high quality partners or we ineffectively manage these partners, it could have an adverse impact on our business and financial performance.

Our business could be negatively affected by changes in search engine algorithms and dynamics, or search engine disintermediation.

        A portion of traffic to our websites and mobile apps comes from non-paid search results that appear on search engines such as Google and Bing. Search engines frequently update and change the logic that determines the placement and display of results of a user's search, such that the algorithmic placement of links to our websites or mobile apps can be negatively affected. If a major search engine changes its algorithms in a manner that negatively affects the search engine ranking of our websites or mobile apps, our business and financial performance would be adversely affected. In addition, to the extent Google, Bing or other leading search or meta-search engines disintermediate restaurant reservation or restaurant content providers by offering comprehensive restaurant reservation capabilities, or refer those leads to other favored partners, there could be a material adverse impact on our business and financial performance.

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

        We may require additional capital to expand our business. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. For example, in January 2013, we entered into a credit agreement with Wells Fargo Bank, National Association for a senior secured revolving credit facility of $50.0 million, which contains various negative covenants applicable to us. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing customers or acquire new customers. In addition, if we do not have funds available to make strategic acquisitions, we may not be able to expand our business. The inability to raise additional capital could have an adverse effect on our business, operating results and financial condition.

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

A new or incremental tightening of the credit markets may have an adverse effect on our ability to obtain short-term debt financing.

        In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, more stringent lending standards and terms and higher volatility in interest rates. Persistence of these conditions could have a material adverse effect on our access to short-term debt and the terms and cost of that debt. As a result, we may not be able to secure additional financing in a timely manner, or at all, to meet our future capital needs, which may have an adverse effect on our business, operating results and financial condition.

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

        Our business and operations could be materially and adversely affected by severe weather or outbreaks of pandemic or contagious diseases or other conditions that cause people to refrain, or prevent people, from dining at restaurants. For example, many of our restaurant customers are located in major metropolitan areas such as New York City and San Francisco. Severe weather conditions or natural disasters in those areas, such as blizzards, earthquakes or hurricanes, may prevent people from dining at restaurants and adversely affect our business. For example, Superstorm Sandy in October 2012 interrupted operations at many of our restaurant customers along the East Coast, resulting in a negative impact on our reservation revenue around that time.

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

        A prolonged recurrence of the above factors or in other business and economic conditions affecting our restaurant customers could result in a significant decline in demand for restaurant dining and materially and adversely affect our financial condition and results of operations by reducing traffic in some or all of the restaurants that use our solutions, reducing the number of reservations made through our websites and mobile apps or the websites and mobile apps of our partners or restaurant customers, causing our restaurant customers to go out of business, or causing our restaurant customers to request lower pricing for our solutions, terminate their subscriptions to our solutions or default on their payment obligations to us.

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

We incur significant costs as a public company, and evolving laws and regulations applicable to public companies may adversely affect our operating results and financial condition.

        As a public company, we incur significant accounting, legal and other expenses, including costs associated with our public company reporting requirements. We also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules implemented by the SEC and The NASDAQ Stock Market.

        New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and rules adopted by the SEC and by The NASDAQ Stock Market, would likely result in increased costs to us as we respond to their requirements. We have invested and are continuing to invest resources to comply with evolving laws and regulations, and this investment may result in increased general and administrative expenses and a diversion of management's time and attention from revenue-generating activities to compliance activities. Furthermore, these laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

  •
  excessive governmental regulation.

        Our success will depend, in large part, upon third parties maintaining the Internet infrastructure to provide a reliable network backbone with the speed, data capacity, security and hardware necessary for reliable Internet access and services. Our business, which relies on a contextually rich websites and mobile apps that requires the transmission of substantial data, is also significantly dependent upon the availability and adoption of broadband Internet access and other high-speed Internet connectivity technologies.

Government regulation of the Internet is evolving, and unfavorable changes could substantially harm our business and operating results.

        We are subject to general business regulations and laws as well as regulations and laws specifically governing the Internet, e-commerce and electronic devices. Existing and future laws and regulations may impede our growth. These regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing, content, copyrights, distribution, mobile communications, electronic contracts and other communications, consumer protection, broadband residential Internet access and the characteristics and quality of services. It is not clear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet. Unfavorable resolution of these issues may substantially harm our business and operating results.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our principal executive offices are located in San Francisco, California, in a 34,236 square-foot facility, under a lease expiring on April 30, 2013. In September 2012, we entered into an office lease for a 48,161 square-foot facility located at another location in San Francisco, California, which lease expires on April 30, 2020. We plan to move our principal executive offices to this location during the first half of 2013. We also have regional offices in Boulder, Colorado; Chicago, Illinois; New York, New York; Charleston, South Carolina; Frankfurt, Germany; London, England; Mexico City, Mexico; and Tokyo, Japan.

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

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Market under the symbol "OPEN". The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	2012		2011
	High	Low	High	Low
First Quarter	$52.64	$37.95	$107.47	$68.42
Second Quarter	$46.00	$35.62	$118.66	$72.57
Third Quarter	$50.29	$33.53	$90.89	$43.25
Fourth Quarter	$50.61	$41.65	$52.95	$31.54

        On February 25, 2013, the closing price as reported on The NASDAQ Global Market of our common stock was $54.46 per share. As of February 25, 2013, we had approximately 94 holders of record of our common stock.

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

        The following graph shows a comparison from May 21, 2009 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2012 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends.

 COMPARISON OF THIRTY-TWO MONTH CUMULATIVE TOTAL RETURN*
Among Open Table, Inc, the NASDAQ Composite Index
And the NASDAQ-100 Technology Sector Index

*    $100 invested in stock on 5/21/09 in index-including reinvestment of dividends

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1, 2012 - October 31, 2012	300	$39.9933	300	$49,988,002.01
November 1, 2012 - November 30, 2012	0	$0.00	0	$49,988,002.01
December 1, 2012 - December 31, 2012	0	$0.00	0	$49,988,002.01

Total	300	$39.9933	300

(1)
On August 6, 2012, we announced that our board of directors had approved a $50.0 million share repurchase program, or Share Repurchase Program. As of December 31, 2012, we have purchased an aggregate of 300 shares pursuant to the Share Repurchase Program.

Recent Sales of Unregistered Securities

        There were no unregistered sales of our equity securities during the twelve months ended December 31, 2012.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this document. The consolidated income statements data for the years ended December 31, 2012, 2011 and 2010 and the consolidated balance sheets data as of December 31, 2012 and 2011 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated income statements data for the years ended December 31, 2009 and 2008 and the consolidated balance sheets data as of December 31, 2010, 2009 and 2008 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2012	2011	2010(2)	2009	2008
	(In thousands, except per share amounts)
REVENUES	$161,632	$139,518	$98,991	$68,596	$55,844
COSTS AND EXPENSES:
Operations and support(1)	41,908	39,350	27,803	20,736	17,760
Sales and marketing(1)	34,531	28,697	21,673	15,525	14,830
Technology(1)	14,564	14,691	12,345	10,043	9,511
General and administrative(1)	34,080	24,157	19,252	13,608	13,117

Total costs and expenses	125,083	106,895	81,073	59,912	55,218

Income (loss) from operations	36,549	32,623	17,918	8,684	626
Other income, net	99	98	241	346	468

Income before taxes	36,648	32,721	18,159	9,030	1,094
Income tax expense (benefit)	12,676	11,167	4,080	3,963	2,118

NET INCOME (LOSS)	$23,972	$21,554	$14,079	$5,067	$(1,024)

Net income (loss) per share:
Basic	$1.06	$0.92	$0.62	$0.28	$(0.10)

Diluted	$1.03	$0.88	$0.58	$0.22	$(0.10)

Weighted average shares outstanding:
Basic	22,639	23,525	22,602	17,352	10,016
Diluted	23,249	24,436	23,979	22,467	10,016

(1)
Stock-based compensation included in above line items:

Operations and support	$1,297	$1,665	$943	$320	$339
Sales and marketing	5,174	2,054	1,872	764	878
Technology	3,285	1,703	1,547	516	694
General and administrative	10,890	5,307	3,689	1,218	2,059

	$20,646	$10,729	$8,051	$2,818	$3,970
(2)
Includes the results of operations of toptable from October 1, 2010. See Note 3 of our Consolidated Financial Statements.

	Years Ended December 31,
	2012	2011	2010(2)	2009	2008
Other Operational Data:
Installed restaurants (at period end):
North America	19,801	17,150	13,795	10,850	9,295
International	7,716	7,969	6,254	1,501	1,040

Total	27,517	25,119	20,049	12,351	10,335
Seated diners (in thousands):
North America	113,053	89,533	62,430	41,909	33,636
International	9,771	7,141	2,925	957	542

Total	122,824	96,674	65,355	42,866	34,178
Headcount (at period end):
North America	423	398	344	256	238
International	157	160	149	63	59

Total	580	558	493	319	297
Additional Financial Data:
Revenues:
North America	$139,338	$118,654	$90,108	$64,751	$53,065
International	22,294	20,864	8,883	3,845	2,779

Total	$161,632	$139,518	$98,991	$68,596	$55,844
Income (loss) from operations:
North America	$45,674	$44,007	$26,039	$14,591	$9,088
International	(9,125)	(11,384)	(8,121)	(5,907)	(8,462)

Total	$36,549	$32,623	$17,918	$8,684	$626
Depreciation and amortization:
North America	$7,532	$6,852	$6,036	$4,752	$4,026
International	5,216	5,153	1,532	476	350

Total	$12,748	$12,005	$7,568	$5,228	$4,376
Stock-based compensation:
North America	$18,493	$7,713	$7,117	$2,610	$3,563
International	2,153	3,016	934	208	407

Total	$20,646	$10,729	$8,051	$2,818	$3,970

	December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$102,772	$36,519	$33,444	$19,807	$5,528
Short-term investments	733	13,411	9,080	50,221	17,259
Property, equipment and software, net	21,271	16,150	14,612	11,516	11,125
Working capital	94,502	48,570	37,679	61,788	14,745
Total assets	237,247	163,815	149,896	100,331	50,883
Dining rewards payable	27,611	20,827	15,398	11,611	8,462
Preferred stock	—	—	—	—	21,909
Total stockholders' equity	167,915	110,227	102,145	73,405	26,684

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

Overview

        We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 27,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 400 million diners through OpenTable reservations, and during the three months ended December 31, 2012, we seated an average of approximately 10.9 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2012 and 2011, our net revenues were $161.6 million and $139.5 million, respectively. For the twelve months ended December 31, 2012 and 2011, our reservation revenues accounted for 56% and 53% of our total revenues, respectively, our subscription revenues accounted for 35% and 36% of our total revenues, respectively, and our other revenues accounted for 9% and 11% of our total revenues, respectively.

        In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2012 and 2011 were $22.3 million and $20.9 million, respectively, or 14% and 15% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus, as we did when we closed our offices in Spain and France in the fourth quarter of 2008.

Basis of Presentation

General

        We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in select countries in Europe and Asia.

Revenues

        We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue, including installation fees for our ERB (including training). Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately three to six years. Revenues are shown net of redeemable Dining Points issued to diners as described in "Critical Accounting Policies and Estimates—Dining Rewards Loyalty Programs" below.

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

        Revenues from the installation of our ERB are recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. The estimated customer life is approximately three to six years, based on historical restaurant customer termination activity. Estimates made by us may differ from actual customer lives. These differences may materially affect other revenue by increasing or decreasing revenue, depending on whether the estimated customer life decreases or increases. A change in the estimated customer life by one year in either direction would have a minimal impact to total revenue of less than 1%. To date, the impact of changes in the estimated customer life has not been material to our results of operations or financial position.

        Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Dining Rewards Loyalty Programs

        In the U.S. and certain of our international markets, we provide points-based loyalty programs, OpenTable Dining Rewards, to registered diners who book and honor reservations through our websites and mobile apps. OpenTable Dining Rewards involves the issuance of "Dining Points," which can be accumulated and redeemed for "Dining Checks." For example, in the U.S., the standard award is 100 points per reservation, but diners can earn 1,000 points for reservations during featured times under the OpenTable Dining Rewards program. When a diner accumulates a minimum of 2,000 points, he or she may redeem them for a $20 Dining Check. Every 100 Dining Points is equal to one dollar. Diners may present Dining Checks at any OpenTable restaurant and their bill is reduced by the check amount. The restaurant then deposits the Dining Check to its bank. The features of the OpenTable Dining Rewards program in each international market, such as the amount for which points may be redeemed, vary by country.

        If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the Dining Points balance is reset to zero. As is typical with points-based incentive programs, many Dining Points expire unused. In addition, some Dining Checks are never used. The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is booked at the time the points are earned by the diner (i.e., when the diner is "seated" by the restaurant). We estimate the liability for the issued Dining Points by analyzing historical patterns of redemption and check-cashing activity. These historical patterns are evaluated in light of any current or proposed program changes that may impact future point redemption. Actual redemption rates could differ from our estimates used in assessing the contra-revenue amounts and corresponding liability, particularly if participation in our premium listings programs, with higher point awards, increases. These differences could materially affect reservation revenues. For example, an increase of 10% in the redemption rate as of December 31, 2012 would result in a reduction in revenues for the year of $5.2 million and an increase in the dining rewards payable liability at year end of 19%.

        We recognize the corresponding liability associated with Dining Points as contra-revenue in accordance with ASC Topic 605-50—Revenue Recognition-Customer Payments and Incentives.

Valuation of Long-Lived and Intangible Assets, Including Goodwill

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances or a triggering event, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated and a charge is recorded. The amount of the impairment is determined to be the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist for the asset, fair value is estimated using discounted expected cash flows attributable to the asset. Significant judgment and estimates are involved in any impairment evaluation and our estimates, including estimates used in determining future cash flows.

        We test goodwill for impairment at least annually. We review goodwill for impairment as of August 31 and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. Our assessment is performed at the reporting unit level. The goodwill evaluation for impairment is performed using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment under the two-step model involves the determination of the fair value of our reporting units. The fair value of the reporting units is determined using discounted future cash flows. Forecasts of future cash flow are based on management's best estimate of future revenues and operating expenses, based primarily on expected growth in installed restaurants, seated diners, pricing and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.

        Goodwill is tested for impairment at the reporting unit level and is based on the net assets for each unit, including goodwill and intangible assets. We assign goodwill to each operating segment as this represent the lowest level which constitutes a business and for which discrete financial information is available and management regularly reviews. We have determined that we have two geographical reporting units: North America and the United Kingdom.

        The fair value of our North America reporting unit, which carries approximately $6.8 million in goodwill associated with the acquisitions with respect to Guestbridge, Inc., Table Maestro LLC, or Table Maestro, and Treat Technologies, Inc., or Treat, exceeds the carrying value significantly, indicating no impairment in goodwill for the North America reporting unit. The fair value of the U.K. reporting unit, which carries approximately $39.5 million in goodwill associated with the toptable acquisition, exceeds the carrying value, indicating no goodwill impairment for the U.K. reporting unit.

        During the year, management monitored the actual performance of the business relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of either of our reporting units as of December 31, 2012 would have had no impact on the carrying value of our goodwill.

Website and Software Development Costs

        Costs related to website and internal-use software are accounted for in accordance with ASC Topic 350-50—Intangibles—Website Development Costs ("Topic 350-50"). Such software is primarily related to our websites and mobile apps, including support systems. We capitalize our costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred. Capitalized costs are amortized when the project is completed and placed in service on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements.

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

        As of December 31, 2012, it was considered "more likely than not" that our deferred tax assets would be realized, with the exception of certain foreign tax credit carryforwards and certain foreign net operating losses which did not meet the "more likely than not" realizability threshold. A valuation allowance of approximately $1.2 million as of December 31, 2012 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

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

	Years Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
REVENUES	$161,632	$139,518	$98,991
COSTS AND EXPENSES:
Operations and support(1)	41,908	39,350	27,803
Sales and marketing(1)	34,531	28,697	21,673
Technology(1)	14,564	14,691	12,345
General and administrative(1)	34,080	24,157	19,252

Total costs and expenses	125,083	106,895	81,073

Income from operations	36,549	32,623	17,918
Other income, net	99	98	241

Income before taxes	36,648	32,721	18,159
Income tax expense	12,676	11,167	4,080

NET INCOME	$23,972	$21,554	$14,079

Net income per share:
Basic	$1.06	$0.92	$0.62

Diluted	$1.03	$0.88	$0.58

Weighted average shares outstanding:
Basic	22,639	23,525	22,602
Diluted	23,249	24,436	23,979

(1)
Stock-based compensation included in above line items:

Operations and support	$1,297	$1,665	$943
Sales and marketing	5,174	2,054	1,872
Technology	3,285	1,703	1,547
General and administrative	10,890	5,307	3,689

	$20,646	$10,729	$8,051
Other Operational Data:
Installed restaurants (at period end):
North America	19,801	17,150	13,795
International	7,716	7,969	6,254

Total	27,517	25,119	20,049
Seated diners (in thousands):
North America	113,053	89,533	62,430
International	9,771	7,141	2,925

Total	122,824	96,674	65,355
Headcount (at period end):
North America	423	398	344
International	157	160	149

Total	580	558	493

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Additional Financial Data:
Revenues:
North America
Reservation	$78,929	$62,751	$43,920
Subscription	49,371	44,784	38,711
Other	11,038	11,119	7,477

Total North America Revenues	139,338	118,654	90,108
International
Reservation	$12,099	$11,464	$3,600
Subscription	6,890	5,983	4,414
Other	3,305	3,417	869

Total International Revenues	22,294	20,864	8,883

Total Revenues	$161,632	$139,518	$98,991
Income (loss) from operations:
North America	$45,674	$44,007	$26,039
International	(9,125)	(11,384)	(8,121)

Total	$36,549	$32,623	$17,918
Depreciation and amortization:
North America	$7,532	$6,852	$6,036
International	5,216	5,153	1,532

Total	$12,748	$12,005	$7,568
Stock-based compensation:
North America	$18,493	$7,713	$7,117
International	2,153	3,016	934

Total	$20,646	$10,729	$8,051

	Years Ended December 31,
	2012	2011	2010
REVENUES	100%	100%	100%
COSTS AND EXPENSES:
Operations and support	26%	28%	28%
Sales and marketing	21%	21%	22%
Technology	9%	11%	13%
General and administrative	21%	17%	19%

Total costs and expenses	77%	77%	82%

Income from operations	23%	23%	18%
Other income, net	0%	0%	0%

Income before taxes	23%	23%	18%
Income tax expense	8%	8%	4%

NET INCOME	15%	15%	14%

Segments

        We have identified two reporting segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $90.1 million in 2010, to $118.7 million in 2011, to $139.3 million in 2012. North America reservation revenues increased from $43.9 million in 2010, to $62.8 million in 2011, to $78.9 million in 2012. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $38.7 million in 2010, to $44.8 million in 2011, to $49.4 million in 2012. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased from $26.0 million in 2010, to $44.0 million in 2011, to $45.7 million in 2012. The increase in North America income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.

        Total International revenues increased from $8.9 million in 2010, to $20.9 million in 2011, to $22.3 million in 2012. International reservation revenues increased from $3.6 million in 2010, to $11.5 million in 2011, to $12.1 million in 2012. International reservation revenues increased as a result of an increase in seated diners. International subscription revenues increased from $4.4 million in 2010, to $6.0 million in 2011, to $6.9 million in 2012. International subscription revenues increased in 2012 despite an overall decrease in the number of installed restaurants, as a result of an increase in the number of installed restaurants from which we generated meaningful revenues. In the second quarter of 2012, we relaunched the toptable site and simultaneously removed restaurants from our installed restaurant base that did not migrate to OpenTable technology. Most of the restaurants that did not migrate were restaurants from which we had been generating little to no revenues. After adjusting for this one-time event, installed restaurants on OpenTable technology increased 62% from December 31, 2011 to December 31, 2012. International loss from operations increased from $8.1 million in 2010, to $11.4 million in 2011, and decreased to $9.1 million in 2012. The increase in the loss from operations in years 2010 and 2011 is due to the ongoing investment in our international expansion efforts. We increased headcount and acquired toptable in the fourth quarter of 2010. The decrease in the loss in 2012 was due primarily to the increase in revenue, as a result of the increase in seated diners. Refer to Note 13 to the consolidated financial statements for additional segment information.

Years ended December 31, 2012, 2011 and 2010

Revenues

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Installed restaurants (at period end):
North America	19,801	17,150	13,795	15%	24%
International	7,716	7,969	6,254	-3%	27%

Total	27,517	25,119	20,049	10%	25%
Seated diners (in thousands):
North America	113,053	89,533	62,430	26%	43%
International	9,771	7,141	2,925	37%	144%

Total	122,824	96,674	65,355	27%	48%
Revenues by type:
Reservation	$91,028	$74,215	$47,520	23%	56%
Subscription	56,261	50,767	43,125	11%	18%
Other	14,343	14,536	8,346	-1%	74%

Total	$161,632	$139,518	$98,991	16%	41%

Percentage of revenues by type:
Reservation	56%	53%	48%
Subscription	35%	36%	44%
Other	9%	11%	8%

Total	100%	100%	100%

Revenues by location:
North America	$139,338	$118,654	$90,108	17%	32%
International	22,294	20,864	8,883	7%	135%

Total	$161,632	$139,518	$98,991	16%	41%

Percentage of revenues by location:
North America	86%	85%	91%
International	14%	15%	9%

Total	100%	100%	100%

        2012 compared to 2011.    Total revenues increased by $22.1 million, or 16%, from the year ended December 31, 2011 to the year ended December 31, 2012. Reservation revenues increased to $91.0 million in the year ended December 31, 2012 from $74.2 million in the year ended December 31, 2011, an increase of $16.8 million, or 23%. Reservation revenues increased as a result of an increase in seated diners. Subscription revenues increased to $56.3 million in the year ended December 31, 2012 from $50.8 million in the year ended December 31, 2011, an increase of $5.5 million, or 11%. Subscription revenues increased due to the increase in installed ERB restaurants. Other revenues decreased slightly to $14.3 million in the year ended December 31, 2012 from $14.5 million in the year ended December 31, 2011, a decrease of $0.2 million, or 1%. Other revenues decreased primarily as a result of a decrease in sales of third-party restaurant coupons, which we stopped selling at the end of 2011, partially offset by an increase in revenue from other product offerings, including advertising sales, featured private dining listings and gift card sales, which we began selling in August 2012.

        2011 compared to 2010.    Total revenues increased by $40.5 million, or 41%, from the year ended December 31, 2010 to the year ended December 31, 2011. Reservation revenues increased to $74.2 million in the year ended December 31, 2011 from $47.5 million in the year ended December 31, 2010, an increase of $26.7 million, or 56%. Reservation revenues increased as a result of an increase in seated diners. Subscription revenues increased to $50.8 million in the year ended December 31, 2011 from $43.1 million in the year ended December 31, 2010, an increase of $7.7 million, or 18%. Subscription revenues increased due to the increase in installed ERB restaurants. Other revenues increased to $14.5 million in the year ended December 31, 2011 from $8.3 million in the year ended December 31, 2010, an increase of $6.2 million, or 74%. Other revenues increased primarily as a result of an increase in revenue from other product offerings, including advertising sales, featured private dining listings and third-party restaurant coupon sales. International revenues increased by $12.0 million, or 135%, from the year ended December 31, 2010 to the year ended December 31, 2011 primarily due to the inclusion for a full year of the operations of toptable in the U.K., which was acquired on October 1, 2010.

Costs and Expenses

Operations and Support

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Operations and support	$41,908	$39,350	$27,803	7%	42%
Headcount (at period end):
North America	149	138	112	8%	23%
International	55	54	54	2%	0%

Total	204	192	166	6%	16%

        2012 compared to 2011.    Operations and support expenses for the year ended December 31, 2012 were $41.9 million compared to $39.4 million for the year ended December 31, 2011, an increase of $2.6 million, or 7%. The increase in operations and support expenses was primarily attributable to a $2.0 million increase in headcount-related expenses, including stock-based compensation expense. Also contributing to the increase was a $0.7 million increase in amortization of capitalized website and software development costs, plus a $0.5 million increase in depreciation expense. These increases were partially offset by a decrease in costs associated with sales of third-party restaurant coupons, which we stopped selling at the end of 2011.

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

Sales and Marketing

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Sales and marketing	$34,531	$28,697	$21,673	20%	32%
Headcount (at period end):
North America	122	112	98	9%	14%
International	57	68	62	-16%	10%

Total	179	180	160	-1%	13%

        2012 compared to 2011.    Sales and marketing expenses for the year ended December 31, 2012 were $34.5 million compared to $28.7 million for the year ended December 31, 2011, an increase of $5.8 million, or 20%. The increase in sales and marketing expenses was primarily attributable to a $5.6 million increase in headcount-related costs, including stock-based compensation expense, commissions and bonuses.

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

Technology

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Technology	$14,564	$14,691	$12,345	-1%	19%
Headcount (at period end):
North America	90	87	85	3%	2%
International	23	16	11	44%	45%

Total	113	103	96	10%	7%

        2012 compared to 2011.    Technology expenses for the year ended December 31, 2012 were $14.6 million compared to $14.7 million for the year ended December 31, 2011, a decrease of $0.1 million, or 1%. The decrease in technology expenses was primarily attributable to a $0.1 million decrease in headcount-related costs, including stock-based compensation expense.

        2011 compared to 2010.    Technology expenses for the year ended December 31, 2011 were $14.7 million compared to $12.3 million for the year ended December 31, 2010, an increase of $2.4 million, or 19%. The increase in technology expenses was primarily attributable to a $1.9 million increase in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
General and administrative	$34,080	$24,157	$19,252	41%	25%
Headcount (at period end):
North America	62	61	49	2%	24%
International	22	22	22	0%	0%

Total	84	83	71	1%	17%

        2012 compared to 2011.    General and administrative expenses for the year ended December 31, 2012 were $34.1 million compared to $24.2 million for the year ended December 31, 2011, an increase of $9.9 million, or 41%. The increase in general and administrative expenses was primarily attributable to an $8.3 million increase in headcount-related costs, including stock-based compensation expense. Also contributing to the increase was an increase of $0.7 million in professional services which was comprised of a $1.3 million increase in tax and accounting services, offset by a decrease from a one-time legal settlement that occurred in 2011, and an increase in bad debt expense of $0.5 million.

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

Other Income, Net

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Other income, net	$99	$98	$241	1%	-59%

        2012 compared to 2011.    Other income, net for the year ended December 31, 2012 remained consistent at $0.1 million compared to the year ended December 31, 2011. The largest component of other income, net is interest income earned on cash, cash equivalents and short-term investments. While cash balances as of December 31, 2012 were significantly higher than cash balances as of December 31, 2011, average balances for each year were comparable, resulting in similar amounts of interest income earned.

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

Income Taxes

	Years Ended December 31,
				2011 to 2012% Change	2010 to 2011% Change
	2012	2011	2010
	(Dollars in thousands)
Income tax expense	$12,676	$11,167	$4,080	14%	174%

        2012 compared to 2011.    Income tax expense for the year ended December 31, 2012 was $12.7 million compared to income tax expense of $11.2 million for the year ended December 31, 2011. Our effective income tax rate in 2012 was 34.6% up slightly from 34.1% in 2011.

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

Liquidity and Capital Resources

	Years Ended December 31,
	2012	2011	2010
	(In thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$13,438	$9,584	$9,327
Depreciation and amortization
North America	7,532	6,852	6,036
International	5,216	5,153	1,532

Total depreciation and amortization	12,748	12,005	7,568
Cash flows from operating activities	61,269	42,071	33,356
Cash flows from investing activities	(4,841)	(13,931)	(24,938)
Cash flows from financing activities	9,740	(24,781)	5,352

        As of December 31, 2012, we had cash and cash equivalents of $102.8 million and short-term investments of $0.7 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit.

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

        In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016.

        Our initial public offering in 2009 raised approximately $34.6 million. Since then, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $102.8 million at December 31, 2012, and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

        For the twelve months ended December 31, 2012, operating activities provided $61.3 million in cash, primarily as a result of net income of $24.0 million, $20.6 million in stock-based compensation, $12.7 million in depreciation and amortization and $2.7 million in provision for bad debts.

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

        During the twelve months ended December 31, 2012, we purchased $13.4 million of property, equipment and software, net, and we paid $4.0 million to acquire Treat. Also in the twelve months ended December 31, 2012, we sold $12.6 million (net of purchases) of short-term investments.

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

Financing Activities

        Our financing activities have primarily consisted of proceeds from the issuance of common stock pursuant to our equity incentive plans and the excess tax benefit related to stock compensation, as well as repurchases of common stock, beginning in 2011, under our share repurchase programs.

        During the twelve months ended December 31, 2012, we repurchased $8.7 million of common shares under our share repurchase programs.

        During the twelve months ended December 31, 2011, we repurchased $41.3 million of common shares under the share repurchase program that we concluded in January 2012.

Off Balance Sheet Arrangements

        As of December 31, 2012, we did not have any off balance sheet arrangements.

Contractual Obligations

        We lease our primary office space in San Francisco, California and other locations under various non-cancelable operating leases that expire in or prior to 2020. We have no debt obligations, other than a $50.0 million senior secured revolving credit facility for working capital and other general corporate purposes, under which we have not borrowed to date. This revolving credit facility expires in January 2016. Additionally, all property, equipment and software have been purchased for cash, and accordingly we have no capital lease obligations. Finally, we have no material long-term purchase obligations outstanding with any vendors or third parties, or any other long-term liabilities. The following table sets forth, as of December 31, 2012, payments due under our operating lease obligations.

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2013	$1,744
2014	2,454
2015	2,246
2016	2,210
2017	2,223
Thereafter	5,370

Total	$16,247

        As of December 31, 2012, in addition to the obligations in the table above, we had approximately $15.5 million of income tax liabilities, including interest and penalties, related to uncertain tax positions. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.

Recent Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board ("FASB") issued ASC Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Topic 820). Topic 820 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this standard did not change our consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued ASC Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with earlier adoption permitted. The adoption of this standard changed the presentation of our consolidated financial statements but had no effect on the reported amounts of comprehensive income.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011 and earlier adoption is permitted. The Company performs its annual impairment testing of goodwill in the third quarter of each year. For the test conducted as of August 31, 2012, the Company elected to bypass the qualitative assessment and perform only the quantitative assessment. The adoption of this standard did not have an effect on our consolidated financial statements.

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
San Francisco, California

        We have audited the accompanying consolidated balance sheets of OpenTable, Inc. and subsidiaries (collectively the "Company") as of December 31, 2012 and 2011, and the related consolidated income statements, statements of stockholders' equity, statements of comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2013

OPENTABLE, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,772,000	$36,519,000
Short-term investments	733,000	13,411,000
Accounts receivable, net of allowance for doubtful accounts of $1,551,000, and $1,315,000 at December 31, 2012 and 2011	22,015,000	18,795,000
Prepaid expenses and other current assets	2,924,000	2,708,000
Deferred tax asset	14,353,000	11,238,000

Total current assets	142,797,000	82,671,000
Property, equipment and software, net	21,271,000	16,150,000
Goodwill	46,304,000	42,312,000
Intangible assets	15,226,000	16,403,000
Deferred tax asset	10,628,000	5,466,000
Other assets	1,021,000	813,000

TOTAL ASSETS	$237,247,000	$163,815,000

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,985,000	$2,210,000
Accrued expenses	10,862,000	4,794,000
Accrued compensation	5,167,000	4,518,000
Deferred revenue	1,563,000	1,752,000
Deferred tax liabilities	107,000	—
Dining rewards payable	27,611,000	20,827,000

Total current liabilities	48,295,000	34,101,000
Deferred revenue—non-current	2,054,000	2,249,000
Deferred tax liabilities	3,268,000	3,915,000
Income tax liabilities	15,639,000	13,215,000
Other long-term liabilities	76,000	108,000

Total liabilities	69,332,000	53,588,000

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value—100,000,000 shares authorized; 24,419,627 and 24,009,404 shares issued, 22,898,107 and 22,709,857 shares outstanding at December 31, 2012 and 2011	2,000	2,000
Additional paid-in capital	211,408,000	171,465,000
Treasury stock, at cost (1,521,520 and 1,299,547 shares at December 31, 2012 and 2011)	(50,685,000)	(41,963,000)
Accumulated other comprehensive income (loss)	861,000	(1,634,000)
Retained earnings (accumulated deficit)	6,329,000	(17,643,000)

Total stockholders' equity	167,915,000	110,227,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$237,247,000	$163,815,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2012	2011	2010
REVENUES	$161,632,000	$139,518,000	$98,991,000
COSTS AND EXPENSES:
Operations and support	41,908,000	39,350,000	27,803,000
Sales and marketing	34,531,000	28,697,000	21,673,000
Technology	14,564,000	14,691,000	12,345,000
General and administrative	34,080,000	24,157,000	19,252,000

Total costs and expenses	125,083,000	106,895,000	81,073,000

Income from operations	36,549,000	32,623,000	17,918,000
Other income, net	99,000	98,000	241,000

Income before taxes	36,648,000	32,721,000	18,159,000
Income tax expense	12,676,000	11,167,000	4,080,000

NET INCOME	$23,972,000	$21,554,000	$14,079,000

Net income per share (see Note 2):
Basic	$1.06	$0.92	$0.62

Diluted	$1.03	$0.88	$0.58

Weighted average shares outstanding:
Basic	22,639,000	23,525,000	22,602,000
Diluted	23,249,000	24,436,000	23,979,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2012	2011	2010
Net Income	$23,972,000	$21,554,000	$14,079,000
Foreign currency translation gain (loss)	2,498,000	(331,000)	(1,210,000)
Unrealized gain (loss) on investments	(3,000)	2,000	33,000

Other comprehensive gain (loss)	2,495,000	(329,000)	(1,177,000)

COMPREHENSIVE INCOME	$26,467,000	$21,225,000	$12,902,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings/ (Accumulated Deficit)
			Additional Paid-in Capital
	Shares	Amount		Shares	Amount			Total
Balance at Janaury 1, 2010	22,442,469	$2,000	$127,454,000	210,247	$(647,000)	$(128,000)	$(53,276,000)	$73,405,000
Issuance of common stock upon exercise of employee stock options	855,049		6,299,000					6,299,000
Tax benefit from disqualifying dispositions			1,271,000					1,271,000
Stock-based compensation expense			8,268,000					8,268,000
Foreign currency translation						(1,210,000)		(1,210,000)
Unrealized gain on investments						33,000		33,000
Net income							14,079,000	14,079,000

Balance at December 31, 2010	23,297,518	2,000	143,292,000	210,247	(647,000)	(1,305,000)	(39,197,000)	102,145,000
Issuance of common stock upon exercise of employee stock options	501,639		5,981,000					5,981,000
Tax benefit from disqualifying dispositions			11,098,000					11,098,000
Share repurchase program	(1,089,300)			1,089,300	(41,316,000)			(41,316,000)
Stock-based compensation expense			11,094,000					11,094,000
Foreign currency translation						(331,000)		(331,000)
Unrealized gain on investments						2,000		2,000
Net income							21,554,000	21,554,000

Balance at December 31, 2011	22,709,857	2,000	171,465,000	1,299,547	(41,963,000)	(1,634,000)	(17,643,000)	110,227,000
Issuance of common stock upon exercise of employee stock options	410,223		7,014,000					7,014,000
Tax benefit from disqualifying dispositions			11,448,000					11,448,000
Share repurchase program	(221,973)			221,973	(8,722,000)			(8,722,000)
Stock-based compensation expense			21,481,000					21,481,000
Foreign currency translation						2,498,000		2,498,000
Unrealized loss on investments						(3,000)		(3,000)
Net income							23,972,000	23,972,000

Balance at December 31, 2012	22,898,107	$2,000	$211,408,000	1,521,520	$(50,685,000)	$861,000	$6,329,000	$167,915,000

See notes to consolidated financial statements.

OPENTABLE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
OPERATING ACTIVITIES:
Net income	$23,972,000	$21,554,000	$14,079,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,110,000	8,047,000	6,361,000
Amortization of intangibles	3,638,000	3,958,000	1,207,000
Provision for doubtful accounts	2,666,000	2,113,000	1,488,000
Stock-based compensation	20,646,000	10,729,000	8,051,000
Write-off of property, equipment and software	378,000	972,000	478,000
Deferred taxes	(8,106,000)	(3,284,000)	(5,570,000)
Excess tax benefit related to stock-based compensation	(11,448,000)	(11,098,000)	(1,271,000)
Change in contingent liability	(21,000)	(1,392,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,774,000)	(7,657,000)	(4,905,000)
Prepaid expenses and other current assets	(386,000)	(51,000)	(751,000)
Accounts payable and accrued expenses	18,023,000	10,304,000	1,860,000
Accrued compensation	655,000	312,000	648,000
Deferred revenue	(393,000)	(639,000)	(482,000)
Long-term liabilities	1,535,000	2,779,000	8,674,000
Dining rewards payable	6,774,000	5,424,000	3,489,000

Net cash provided by operating activities	61,269,000	42,071,000	33,356,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(13,438,000)	(9,584,000)	(9,327,000)
Purchases of investments	(10,315,000)	(31,959,000)	(28,993,000)
Sales and maturities of investments	22,912,000	27,436,000	69,552,000
Acquisition of businesses	(4,000,000)	—	(56,170,000)
Change in restricted cash	—	176,000	—

Net cash used in investing activities	(4,841,000)	(13,931,000)	(24,938,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	11,448,000	11,098,000	1,271,000
Proceeds from issuance of common stock upon exercise of employee stock options	7,014,000	5,437,000	5,069,000
Change in cash overdrafts	—	—	(988,000)
Repurchases of common stock	(8,722,000)	(41,316,000)	—

Net cash provided by (used in) financing activities	9,740,000	(24,781,000)	5,352,000

EFFECT OF EXCHANGE RATES ON CASH	85,000	(284,000)	(133,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	66,253,000	3,075,000	13,637,000
CASH AND CASH EQUIVALENTS—Beginning of year	36,519,000	33,444,000	19,807,000

CASH AND CASH EQUIVALENTS—End of year	$102,772,000	$36,519,000	$33,444,000

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,333,000	$611,000	$1,165,000

SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$—	$21,000	$1,413,000

Unpaid portion of acquisition purchase price recorded in accrued expenses	$—	$—	$150,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,146,000	$958,000	$273,000

Vesting of early exercised stock options	$1,000	$544,000	$1,206,000

		(concluded )

See notes to consolidated financial statements.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

1. Organization and Description of Business

        OpenTable, Inc. (together with its subsidiaries, "OpenTable" or the "Company"), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book ("ERB"), and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable's websites and mobile applications, or apps, as well as the websites and mobile apps of OpenTable's partners and restaurant customers. For diners, the Company operates popular restaurant reservation websites and mobile apps. OpenTable's websites and mobile apps enable diners to find, choose and book tables at restaurants on the OpenTable network that use ERB and Connect in real time, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

        The Company's operations are conducted in various countries around the world and the financial statements of its foreign subsidiaries are reported in the applicable foreign currencies (functional currencies). Financial information is translated from the applicable functional currency to the U.S. dollar (the reporting currency) for inclusion in the Company's consolidated financial statements. Income, expenses and cash flows are translated at average exchange rates prevailing during the fiscal period, and assets and liabilities are translated at fiscal period-end exchange rates. Resulting translation adjustments are included as a component of accumulated other comprehensive income (loss) in stockholders' equity. Foreign exchange transaction gains and losses are included in Other Income, net in the accompanying consolidated income statements.

Cash and Cash Equivalents

        The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2012 and 2011, cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities.

Short-term Investments

        Short-term investments consist mainly of U.S. government agency securities and certificates of deposit. The Company classifies its investments as available-for-sale securities. The Company has classified all available for sale securities with readily available markets as short term, even though the stated maturity may be one year or more beyond the current balance sheet date, because of the intent and ability to sell those securities as necessary, prior to maturity to meet liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. For the twelve month periods ended December 31, 2012, 2011, and 2010, realized and unrealized gains and losses on investments were not material and no impairment charges were recognized. An impairment charge is recorded in the consolidated income statements for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. Management judges whether a decline in value is temporary based on available information, including the length of time that the fair market value has been below cost combined with the severity of the decline.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company's credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts were $2,430,000, $2,058,000 and $1,279,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives and are reviewed for impairment in accordance with Topic 350.

Website and Internal-Use Software Development Costs

        Costs related to website and internal-use software development are accounted for in accordance with ASC Topic 350-50—Intangibles—Website Development Costs. Such software is primarily related to the Company's websites and mobile apps, including support systems. The Company begins to capitalize its costs to develop software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software will be used as intended. Costs incurred prior to meeting these criteria are expensed as incurred and recorded within Technology expenses within the accompanying consolidated income statements. Capitalized costs are amortized on a straight-line basis over the estimated useful life of the related asset, generally estimated between two to three years. Costs incurred for enhancements that are expected to result in additional features or functionality are capitalized and amortized over the estimated useful life of the enhancements, generally between two and three years.

        The Company capitalized $7,253,000, $3,426,000 and $2,933,000 in website and internal-use software development costs during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense totaled $3,236,000, $2,555,000 and $1,416,000 during the fiscal years ended December 31, 2012, 2011 and 2010, respectively. Such costs are recorded in operations and support within the accompanying consolidated income statements.

        The Company follows the guidance in ASC Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers, and in a limited number of certain transactions the Company sells reservation systems which do not include the Company's ongoing service. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short and the costs incurred during this stage are not material for the years ended December 31, 2012, 2011 and 2010 and are expensed as incurred in Technology expense.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

        The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets during the twelve months ended December 31, 2012, 2011 and 2010, respectively. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $15,419,000, $12,444,000 and $8,767,000 for the years ended December 31, 2012, 2011 and 2010, respectively, related to redeemable Dining Points issued to diners during the respective periods.

        Revenues from the installation of the ERB is recognized on a straight-line basis over the estimated customer life, commencing with customer acceptance. As of December 31, 2012, the estimated customer life was approximately three to six years, based on historical restaurant customer termination activity. To date the impact of changes in the estimated customer life has not been material to the Company's results of operations or financial position.

        Revenue is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Dining Point Loyalty Program

        The Company provides a points-based loyalty program, "OpenTable Dining Rewards," to registered diners who book and honor reservations through the Company's websites and mobile apps. OpenTable Dining Rewards involves the issuance of "Dining Points" which can be accumulated and redeemed for "Dining Checks." When a diner accumulates a defined minimum number of points, he or she may redeem them for a Dining Check. Diners may present Dining Checks at any OpenTable restaurant and their bill is reduced by the check amount. If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the accumulated Dining Points for the diner are reset to zero.

        The Company recognizes the liability associated with Dining Points as contra-revenue in accordance with ASC Topic 605-50—Revenue Recognition—Customer Payments and Incentives.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

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

Advertising Expense

        Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated income statements. Advertising costs include direct-marketing costs such as e-mail marketing, pay per click, market research, printing, public relations and tradeshow expenses. The Company incurred $2,910,000, $3,578,000 and $1,789,000 of advertising costs during the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

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

        Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600, 97,600 and 220,000 shares were excluded from the dilutive shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively, as the performance criteria had not been met as of the respective dates. Anti-dilutive shares in the amounts of 1,482,000, 150,000 and 114,000 were excluded from the dilutive shares outstanding for the years ended December 31, 2012, 2011 and 2010, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
Basic net income per common share calculation:
Net income	$23,972,000	$21,554,000	$14,079,000
Less: Undistributed earnings allocated to participating securities	—	(20,000)	(142,000)

Net income attributable to common shares—basic	$23,972,000	$21,534,000	$13,937,000

Basic weighted average common shares outstanding	22,639,000	23,525,000	22,602,000
Basic net income per share	$1.06	$0.92	$0.62

Diluted net income per common share calculation:
Net income	$23,972,000	$21,554,000	$14,079,000
Less: Undistributed earnings allocated to participating securities	—	(12,000)	(91,000)

Net income attributable to common shares—diluted	$23,972,000	$21,542,000	$13,988,000

Weighted average shares used to compute basic net
income per share	22,639,000	23,525,000	22,602,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	14,000	154,000
Employee stock options	543,000	885,000	1,223,000
Employee stock awards	67,000	12,000	—

Weighted average shares used to compute diluted net
income per share	23,249,000	24,436,000	23,979,000
Diluted net income per share	$1.03	$0.88	$0.58

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

        Accumulated other comprehensive income of $861,000 as of December 31, 2012 was comprised entirely of foreign currency translation gain. Accumulated other comprehensive loss of $1,634,000 as of December 31, 2011 was comprised of $1,637,000 of foreign currency translation losses and $3,000 of unrealized gain on investments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

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

        As of December 31, 2012, it was considered "more likely than not" that the Company's deferred tax assets would be realized, with the exception of certain foreign tax credit carryforwards and certain foreign net operating losses which did not meet the "more likely than not" realizability threshold. A valuation allowance of approximately $1.2 million as of December 31, 2012 will result in an income tax benefit if and when the Company concludes that it is more likely than not that the related deferred tax assets will be realized.

Recently Issued Accounting Standards

        In May 2011, the Financial Accounting Standards Board ("FASB") issued Topic 820—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (Topic 820). Topic 820 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. Topic 820 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. Topic 820 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The adoption of this standard did not change the consolidated financial statement footnote disclosures.

        In June 2011, the FASB issued Topic 220—Presentation of Comprehensive Income (Topic 220). Topic 220 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. Topic 220 requires that all nonowner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance, which must be applied retroactively, is effective for

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

2. Summary of Significant Accounting Policies (Continued)

fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this standard changed the presentation of the Company's consolidated financial statements but had no effect on the reported amounts of comprehensive income.

        In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles-Goodwill and Other (Topic 350)—Testing Goodwill for Impairment. Topic 350 is intended to simplify goodwill impairment testing by adding a qualitative review step to assess whether the required quantitative impairment analysis that exists today is necessary. Topic 350 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. Topic 350 is effective for interim and annual periods beginning after December 15, 2011 and earlier adoption is permitted. The Company performs its annual impairment testing of goodwill in the third quarter of each year. For the test conducted as of August 31, 2012, the Company elected to bypass the qualitative assessment and perform only the quantitative assessment. The adoption of this standard did not have an effect on the consolidated financial statements.

3. Acquisitions

Acquisition of Table Maestro

        In August 2010, the Company acquired substantially all of the assets and certain liabilities of Table Maestro, LLC ("Table Maestro"), a provider of telephone reservation services for a purchase price of $1,500,000 in cash and additional contingent performance-based cash payments which were valued at $1,526,000 on the acquisition date. The accruals for the contingent performance-based cash payments were subsequently reversed by $113,000, $1,392,000 and $21,000 in the twelve months ended December 31, 2010, 2011 and 2012, respectively, for lack of performance. The Company recorded $2,756,000 of goodwill and $289,000 of identifiable intangible assets in connection with the acquisition which was accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 2010, the date of acquisition.

Acquisition of toptable.com

        On October 1, 2010, the Company acquired toptable.co.uk Ltd. (now known as OpenTable International Limited) ("toptable"), a leading restaurant reservation site in the United Kingdom, for $55,325,000 in cash. The purchase price was allocated to the acquired assets and liabilities based on their estimated fair values on the acquisition date. On October 1, 2010, the Company recorded $38,650,000 of goodwill and $20,583,000 of identifiable intangible assets in connection with the acquisition. Goodwill was calculated as the purchase premium after adjusting for the fair value of net assets acquired and represents the value expected from the synergies created from combining the toptable diner and restaurant reservation network with the Company's technology, as well as the economies of scale expected from combining the operations of toptable and the Company. Goodwill is not expected to be deductible for tax purposes. Intangible assets recorded as a result of the acquisition include trademarks of $12,014,000 which has an indefinite life. Intangible assets also include customer relationships of $7,405,000 and developed technology of $1,164,000 which are being amortized over their estimated remaining lives of two to three years. The Company has included the effects of the

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3. Acquisitions (Continued)

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

        The unaudited pro forma financial information provided below, for the twelve months ended December 31, 2010, assumes the acquisition of toptable occurred on January 1, 2010 and includes the

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

3. Acquisitions (Continued)

impact of amortizing certain purchase accounting adjustments, such as intangible assets and the pay down of outstanding third party debt, as of January 1, 2010.

Twelve Months Ended December 31,
2010
Revenues	$107,133,000
Income from operations	16,140,000
Net income	12,047,000
Net income per share
Basic	$0.53

Diluted	$0.50

Acquisition of Treat Technologies

        In August 2012, the Company acquired Treat Technologies, Inc. ("Treat"), a provider of the Treatful-branded online gift card solutions for restaurants, for a purchase price of approximately $4,000,000 in cash. The Company recorded $2,253,000 of goodwill and $1,800,000 of identifiable intangible assets in connection with the acquisition which was accounted for as a business combination. The Company has included the effects of the transaction within the results of operations prospectively from August 3, 2012, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company's historical consolidated financial statements.

4. Short-Term Investments and Fair Value Measurements

        Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2012:
Certificates of deposit	$733,000	$—	$—	$733,000

Total	$733,000	$—	$—	$733,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2011:
U.S. government and agency securities	$10,538,000	$3,000	$(1,000)	$10,540,000
Certificates of deposit	2,871,000	—	—	2,871,000

Total	$13,409,000	$3,000	$(1,000)	$13,411,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

4. Short-Term Investments and Fair Value Measurements (Continued)

        As of December 31, 2012, certain investments with a total estimated fair value of $487,000 had original maturity dates of greater than one year but less than five years. As of December 31, 2011, there were no investments that had maturity dates of greater than one year.

        The following table represents the Company's fair value hierarchy for its financial assets:

	December 31, 2012			December 31, 2011
	Aggregate Fair Value	Level 1	Level 2	Aggregate Fair Value	Level 1	Level 2
U.S. government and agency securities	$—	$—	$—	$10,540,000	$—	$10,540,000
Certificates of deposit	733,000	—	733,000	2,871,000	—	2,871,000

Total short-term investments	$733,000	$—	$733,000	$13,411,000	$—	$13,411,000

        The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

5. Property, Equipment and Software

        Property, equipment and software consists of the following:

	December 31,
	2012	2011
Restaurant hardware	$21,237,000	$19,085,000
Computer equipment	5,359,000	4,134,000
Software	3,289,000	2,257,000
Website and internal-use software development costs	11,693,000	7,719,000
Furniture and fixtures	474,000	405,000
Leasehold improvements	1,277,000	344,000

Total	43,329,000	33,944,000
Accumulated depreciation and amortization	(22,058,000)	(17,794,000)

Property, equipment and software, net	$21,271,000	$16,150,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6. Goodwill and Intangible Assets

        The following table summarizes the Company's goodwill activity by geographical reporting unit:

	North America	United Kingdom	Consolidated
Balance as of December 31, 2010	$4,561,000	$37,786,000	$42,347,000
Goodwill related to acquisitions	—	—	—
Foreign exchange rate adjustment	—	(35,000)	(35,000)

Balance as of December 31, 2011	4,561,000	37,751,000	42,312,000
Goodwill related to acquisitions	2,253,000	—	2,253,000
Foreign exchange rate adjustment	—	1,739,000	1,739,000

Total Goodwill as of December 31, 2012	$6,814,000	$39,490,000	$46,304,000

        A summary of intangible assets as of December 31, 2012 and 2011 is as follows:

	December 31, 2012			December 31, 2011
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Trademarks—finite life	$132,000	$77,000	$55,000	$132,000	$51,000	$81,000
Trademarks—indefinite life	12,294,000	—	12,294,000	11,752,000	—	11,752,000
Customer relationships	8,924,000	7,164,000	1,760,000	8,091,000	4,042,000	4,049,000
Developed technology	2,867,000	1,750,000	1,117,000	1,514,000	993,000	521,000

Total intangible assets	$24,217,000	$8,991,000	$15,226,000	$21,489,000	$5,086,000	$16,403,000

        Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $3,638,000, $3,958,000 and $1,207,000 for the years ended December 31, 2012, 2011 and 2010, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2013: $2,035,000; 2014: $645,000; 2015: $252,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31, 2012 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2011 or December 31, 2012.

        For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit's carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

6. Goodwill and Intangible Assets (Continued)

performed its annual goodwill impairment evaluation as of August 31, 2012 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2011 or 2012.

7. Line of Credit

        The Company had a $5,000,000 line of credit for working capital needs and no amounts were outstanding under this line of credit as of December 31, 2011. This line of credit agreement required the Company to comply with various financial and non-financial covenants and precluded the payment of dividends to stockholders without the permission of the lender. The Company was in compliance with all financial covenants at December 31, 2011. In December 2012, the Company cancelled this line of credit.

        In January 2013, the Company entered into a credit agreement, which provides for a senior secured revolving credit facility of $50,000,000 to fund working capital and other general corporate needs and is available through January 2016. This credit agreement requires the Company to comply with various financial and non-financial covenants and precludes the payment of dividends to stockholders without the permission of the lender, subject to limited exceptions.

8. Commitments and Contingencies

Office Facility Leases

        The Company leases its office facilities under operating lease agreements that expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

        Rental expense, principally for leased office space under operating lease commitments, was $1,952,000, $1,877,000 and $1,867,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Aggregate Future Lease Commitments

        The Company's minimum payments under non-cancelable operating leases for office space having initial terms in excess of one year are as follows at December 31, 2012:

Operating Leases
Year ending December 31:
2013	$1,744,000
2014	2,454,000
2015	2,246,000
2016	2,210,000
2017	2,223,000
Thereafter	5,370,000

Total minimum lease payments	$16,247,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

8. Commitments and Contingencies (Continued)

Litigation

        The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

9. Stockholders' Equity

Common Stock

        At December 31, 2012, there were 100,000,000 shares of common stock authorized, 24,419,627 shares issued and 22,898,107 shares outstanding. Holders of common stock are entitled to dividends if and when declared by the board of directors.

Treasury Stock

        In November 2011, the Board of Directors authorized the Company to purchase up to $50,000,000 of its outstanding common stock. For the twelve months ended December 31, 2011, the Company repurchased 1,089,300 shares of common stock for $41.3 million. The Company completed the repurchase program on January 6, 2012, with the purchase of an additional 221,673 shares of common stock for $8.7 million.

        In August 2012, the Board of Directors authorized the Company to purchase up to an additional $50,000,000 of its outstanding common stock. Under this repurchase program, 300 shares of common stock for $12,000 were repurchased in the three months ended December 31, 2012. For the twelve months ended December 31, 2012, the Company repurchased 221,973 shares of common stock for $8.7 million, under both repurchase programs.

Common Stock Subject To Repurchase

        Historically, the Company allowed employees to exercise options prior to vesting. However, beginning in May 2008, options granted did not contain an early exercise provision. The Company has the right to repurchase at the original purchase price any unvested (but issued) common shares upon termination of service of an employee. The consideration received for an exercise of an option is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are reclassified into equity on a ratable basis as the award vests. The Company recorded a liability in accrued expenses of $1,000 relating to 76 options that were exercised and were unvested at December 31, 2011. These shares which were subject to a repurchase right held by the Company were included in issued and outstanding shares as of December 31, 2011. As of December 31, 2012, there were no shares outstanding that were subject to repurchase and no outstanding options that could be exercised prior to vesting.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

Common Stock Reserved For Future Issuance

        At December 31, 2012, the Company has reserved the following shares of common stock for future issuances in connection with:

Stock options and restricted stock units outstanding	3,056,098
Shares available for future grants	802,839

Total	3,858,937

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

        The following summarizes the assumptions relating to the Company's stock options for the years ended December 31, 2012, 2011 and 2010, as permitted under Topic 718:

	Year Ended December 31,
	2012	2011	2010
Dividend yield	0%	0%	0%
Volatility	52% - 55%	53% - 55%	51% - 53%
Risk free interest rate	0.80% - 1.27%	0.79% - 2.67%	1.38% - 2.95%
Expected term, in years	5.27 - 6.55	5.00 - 6.08	5.50 - 6.56

        Under Topic 718, the Company recorded net stock-based compensation expense related to stock options of $15,981,000, $8,303,000 and $8,051,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The Company capitalized $835,000, $366,000 and $217,000 of stock-based compensation for the years ended December 31, 2012, 2011 and 2010, respectively, in association with website and software development costs (see Note 2).

        Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $11,448,000, $11,098,000 and $1,271,000, respectively, of excess tax benefits from stock-based compensation.

Stock Option Plans

        Under the 2009 Equity Incentive Award Plan (the "2009 Plan"), which the Company adopted in 2009, as of December 31, 2012, there were 802,839 shares of common stock reserved for the issuance of restricted stock, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, deferred stock, and options (incentive stock options ("ISOs") or nonstatutory stock options ("NSOs")) to eligible participants. The 2009 Plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to the lesser of 744,063 shares or 3% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or a lesser amount as may be determined by the Board of Directors. Pursuant to this provision, in January 2013, the number of shares of common stock authorized for issuance under the 2009 Plan increased by an additional 686,943. To date, both ISOs and NSOs have been granted at a price per share not less than the fair market value at the date of grant. Options granted typically vest and become fully exercisable over periods ranging from one to four years. Options granted are generally exercisable for up to 10 years. The Company began granting restricted stock units ("RSUs") to its employees in November 2010. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term.

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

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

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

        Under the 1999 Stock Plan, which expired in May 2009, the Company granted 342,574 performance-based stock options to two executives. The first option was granted in November 2005 for 244,974 shares at an exercise price of $1.50 per share. The second option was granted in July 2006 for 97,600 shares at an exercise price of $1.50 per share. The grant-date fair value for the first option was $380,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved. For the first option, stock-based compensation expense in the amount of $83,000 and $43,000 was reversed in the years ended December 31, 2011 and 2010, respectively. As of December 31, 2010, there was no expectation of achievement of one of the performance metrics associated with the first option. As such, all prior expense associated with this one performance metric, in the amount of $58,000, was reversed during the first quarter of 2010 and no additional expense related to this performance metric has been recognized during 2010 or 2011. In the fourth quarter of 2011, the Company concluded that there was no expectation that the balance of the performance metrics would be earned and all previously booked expense on the unvested shares, in the amount of ($88,000), was reversed. Additionally, the executive to whom this option was granted ceased working for the Company during the fourth quarter of 2011. As such, all unvested shares were cancelled and returned to the plan. As of December 31, 2012, there are no outstanding shares pertaining to the first performance-based option grant. The grant-date fair value for the second option was $255,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved by. For the second option, there was no stock-based compensation expense recognized in the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was no expectation of achievement of the performance metrics associated with the second option.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

        A summary of the Company's stock option activity follows:

			Weighted Average Remaining Contractual Term (In Years)
	Options Outstanding
	Number of Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding—January 1, 2010	2,287,661	$8.84
Granted (weighted average fair value of $16.86)	1,055,948	32.70
Exercised	(855,049)	5.96
Canceled or expired	(55,199)	14.36

Outstanding—December 31, 2010	2,433,361	$20.09
Granted (weighted average fair value of $39.70)	170,932	53.54
Exercised	(491,995)	11.06
Canceled or expired	(417,164)	18.62

Balance, December 31, 2011	1,695,134	$26.44
Granted (weighted average fair value of $19.72)	1,511,546	39.44
Exercised	(377,756)	18.57
Canceled or expired	(29,248)	51.80

Balance, December 31, 2012	2,799,676	$34.26	7.73	$44,875,000

Available for grant—December 31, 2012	802,839

Options vested and expected to vest as of December 31, 2012	2,682,708	$34.26	7.70	$43,131,000

Options Exercisable as of December 31, 2012	1,189,899	$31.62	6.57	$24,167,000

        The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company's common stock of $48.80 at December 31, 2012. The aggregate intrinsic value of awards exercised during the year ended December 31, 2012, 2011 and 2010 was $11,421,000, $13,813,000 and $55,171,000, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

        The options outstanding and exercisable as of December 31, 2012 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.10 - $23.38	492,730	4.40	$10.70	392,555	$13.00
$24.97 - $25.99	451,418	7.06	25.08	300,541	25.08
$26.90 - $38.95	323,685	9.18	37.48	52,747	35.44
$39.01 - $39.01	1,078,558	9.01	39.01	196,297	39.01
$39.95 - $80.70	449,347	7.93	55.14	243,811	62.08
$82.56 - $96.47	3,938	8.49	83.23	3,938	83.23

Total	2,799,676	7.73	$34.26	1,189,889	$31.62

        As of December 31, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $17,241,000, which is expected to be recognized over the next 1.48 years.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

9. Stockholders' Equity (Continued)

Restricted Stock Unit Activity

        A summary of the Company's RSU activity is as follows:

	Outstanding
		Weighted Average Remaining Contractual Term (In Years)
	Number of Shares		Aggregate Intrinsic Value
Outstanding—January 1, 2010	—
Granted	21,830
Vested	—
Cancelled	(620)

Outstanding—December 31, 2010	21,210
Granted	178,065
Vested	(9,944)
Cancelled	(13,177)

Outstanding—December 31, 2011	176,154
Granted	144,616
Vested	(32,467)
Cancelled	(31,881)

Outstanding—December 31, 2012	256,422	1.85	$12,513,000

        The Company recorded stock-based compensation expense related to RSUs of $4,665,000, $2,426,000 and $140,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

        As of December 31, 2012, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $6,575,000, which is expected to be recognized over the next 1.85 years.

10. Other Income, Net

        Other income, net, consists of the following:

	Year Ended December 31,
	2012	2011	2010
Interest income	$71,000	$87,000	$216,000
Interest expense	—	—	(2,000)
Foreign exchange transaction losses, net	(23,000)	(28,000)	(14,000)
Other non-operating income	51,000	39,000	41,000

Total	$99,000	$98,000	$241,000

11. Income Taxes

        The Company accounts for income taxes under the asset and liability method provided by ASC Topic 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11. Income Taxes (Continued)

on differences between financial reporting and income tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

        The Company's geographical breakdown of its income before provision for income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
Domestic	$39,941,000	$37,708,000	$18,967,000
Foreign	(3,293,000)	(4,987,000)	(808,000)

Income before income taxes	$36,648,000	$32,721,000	$18,159,000

        The Company's provisions for income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
Current Tax Expense:
Federal	$20,362,000	$15,149,000	$8,737,000
State	1,589,000	1,056,000	788,000
Foreign	240,000	(26,000)	61,000

Total Current Tax Expense	22,191,000	16,179,000	9,586,000

Deferred Tax Expense:
Federal	(7,268,000)	(3,016,000)	(4,739,000)
State	(1,206,000)	(347,000)	(653,000)
Foreign	(1,041,000)	(1,649,000)	(114,000)

Total Deferred Tax Expense	(9,515,000)	(5,012,000)	(5,506,000)

Total Income Tax Expense	$12,676,000	$11,167,000	$4,080,000

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11. Income Taxes (Continued)

        The difference between the Company's effective rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2012	2011	2010
Tax at federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.6	2.8	5.3
Foreign rate differential	(1.3)	0.3	(0.9)
Stock-based compensation	1.0	3.5	3.1
Disqualifying dispositions	(0.4)	(1.8)	(4.1)
Research and development credits	(0.5)	(1.1)	(9.6)
California enterprise zone tax credit	(0.4)	(0.5)	(4.1)
Domestic manufacturing deduction	(2.8)	(3.5)	(2.9)
Agreement with tax authority on prior years' item	—	—	(3.6)
Change in statutory tax rates	(0.5)	(1.2)	—
Other	1.9	0.6	4.3

Effective tax rate	34.6%	34.1%	22.5%

        As of December 31, 2012 and 2011 the Company had net deferred tax assets before valuation allowance of approximately $22,812,000 and $15,560,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Management evaluates the recoverability of deferred tax assets and the amount of the valuation allowance required. The Company's valuation allowance decreased by approximately $1,566,000 and increased by approximately $371,000 during the years ended December 31, 2012 and 2011, respectively.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11. Income Taxes (Continued)

        The components of the Company's net deferred tax assets for federal and state income taxes at December 31 are as follows:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$4,395,000	$6,235,000
Deferred revenue	871,000	1,081,000
Dining rewards points	9,084,000	6,858,000
Accruals and reserves not currently deductible	13,365,000	7,097,000
Tax credits	760,000	704,000
Other	(3,000)	—

Total deferred tax assets	28,472,000	21,975,000
Deferred tax liabilities:
Basis difference in fixed assets	(4,283,000)	(5,425,000)
State taxes	(1,378,000)	(963,000)
Other	—	(27,000)

Total deferred tax liabilities	(5,661,000)	(6,415,000)
Net deferred tax assets before valuation allowance	22,811,000	15,560,000
Valuation allowance	(1,205,000)	(2,771,000)

Net deferred tax asset	$21,606,000	$12,789,000

        At December 31, 2012, the Company had federal, state and foreign net operating loss carryforwards of approximately $1,643,000, $12,113,000 and $4,516,000, respectively. If not utilized, the federal net operating loss carryforwards will expire in 2030, the state net operating loss carryforwards will begin to expire in 2014 and there is no expiration date on the aforementioned foreign net operating losses. As a result of Topic 718, Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Utilization of the net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.

        As a result of the "American Taxpayer Relief Act of 2012" enacted on January 2, 2013, which extended the Federal research & development tax credit retroactively for 2012, the Company will recognize approximately $255,000 of its 2012 Federal research and development tax credit in the first quarter of 2013.

        As of December 31, 2012, the Company's California research and development credit carryforwards for income tax purposes were approximately $3,595,000, of which $800,000 will be credited directly to additional paid-in capital upon utilization. These carryforwards can be carried over indefinitely. In addition, the Company's California Enterprise Zone credit carryforwards for income tax purposes were approximately $34,000 which if not utilized, will begin to expire in 2020.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

11. Income Taxes (Continued)

        As of December 31, 2012, it was considered more likely than not that the Company's deferred tax assets would be realized with the exception of certain United Kingdom net operating losses of approximately $1,039,000 with indefinite life and $167,000 foreign tax credit carryovers which begin to expire in 2018, as the Company cannot forecast sufficient future taxable income or foreign source income to realize these deferred tax assets. The valuation allowance of approximately $1,205,000 as of December 31, 2012 will result in an income tax benefit if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.

        It is the practice and the intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of December 31, 2012, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the determination of the unrecognized deferred tax liability is not currently practical and the amount is not expected to be material.

        A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ending December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance of unrecognized tax benefits at January 1	$17,648,000	$17,585,000	$14,963,000
Additions for tax positions related to current year	913,000	548,000	424,000
Additions for tax positions related to prior year	80,000	—	2,864,000
Reductions for tax positions of prior years	(279,000)	(485,000)	(666,000)

Balance of unrecognized tax benefits at December 31	$18,362,000	$17,648,000	$17,585,000

        In the event that certain unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $18,362,000 and $17,105,000 of unrecognized tax benefit would impact the effective tax rate at December 31, 2012 and 2011, respectively, if recognized. The Company's policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. The Company accrued approximately $777,000 and $200,000 of interest and penalties related to estimated obligations based upon the tax positions taken in its tax returns at December 31, 2012 and 2011, respectively. Due to the pending completion of a recent state income tax examination, the Company anticipates that it is reasonably possible that there will be a decrease to the Company's unrecognized tax benefit position up to $747,000 within the next 12 months of the reporting date because of an expected settlement with the tax authorities. In addition, due to potential statute expirations, there may be a decrease to the Company's unrecognized tax benefit position up to $1,088,000 within the next 12 months of the reporting date.

        All tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Company files a federal and many state returns. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.

12. Employee Benefit Plan

        In 1999, the Company adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

12. Employee Benefit Plan (Continued)

employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. The Company began matching employee contributions under the terms of the 401(k) plan in 2007. Matching contributions totaled $192,000, $164,000 and $130,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Segment Information (Continued)

        Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Year ended December 31, 2012
Revenues—reservations	$78,929,000	$12,099,000	$91,028,000
Revenues—subscription	49,371,000	6,890,000	56,261,000
Revenues—other	11,038,000	3,305,000	14,343,000
Total Revenues	139,338,000	22,294,000	161,632,000
Income (loss) from operations	45,674,000	(9,125,000)	36,549,000
Interest income	71,000	—	71,000
Depreciation and amortization expense	7,532,000	5,216,000	12,748,000
Purchases of property, equipment and software	9,604,000	3,834,000	13,438,000
Year ended December 31, 2011
Revenues—reservations	$62,751,000	$11,464,000	$74,215,000
Revenues—subscription	44,784,000	5,983,000	50,767,000
Revenues—other	11,119,000	3,417,000	14,536,000
Total Revenues	118,654,000	20,864,000	139,518,000
Income (loss) from operations	44,007,000	(11,384,000)	32,623,000
Interest income	85,000	2,000	87,000
Depreciation and amortization expense	6,852,000	5,153,000	12,005,000
Purchases of property, equipment and software	6,960,000	2,624,000	9,584,000
Year ended December 31, 2010
Revenues—reservations	$43,920,000	$3,600,000	$47,520,000
Revenues—subscription	38,711,000	4,414,000	43,125,000
Revenues—other	7,477,000	869,000	8,346,000
Total Revenues	90,108,000	8,883,000	98,991,000
Income (loss) from operations	26,039,000	(8,121,000)	17,918,000
Interest income	216,000	—	216,000
Depreciation and amortization expense	6,036,000	1,532,000	7,568,000
Purchases of property, equipment and software	8,266,000	1,061,000	9,327,000

(1)
A significant majority of the Company's "Technology" costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company's reporting segments.

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

13. Segment Information (Continued)

Geographical Information

        The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company's operations by geographic area is presented below:

	Years Ended December 31,
	2012	2011	2010
Revenues:
United States	$130,839,000	$111,463,000	$84,805,000
United Kingdom	17,290,000	17,078,000	6,469,000
International—all others	13,503,000	10,977,000	7,717,000

Total revenues	$161,632,000	$139,518,000	$98,991,000

Long-lived assets(1):
United States	$16,308,000	$12,536,000	$12,034,000
United Kingdom	4,083,000	2,399,000	1,229,000
International—all others	1,454,000	2,670,000	1,715,000

Total long-lived assets	$21,845,000	$17,605,000	$14,978,000

(1)
Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

        The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.

14. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012	Dec 31, 2011	Sep 30, 2011	Jun 30, 2011	Mar 31, 2011
	(In thousands, except per share amounts)
Revenues	$42,967	$39,738	$39,558	$39,369	$37,165	$34,356	$34,290	$33,707
Income from operations	11,117	9,165	8,877	7,391	10,779	5,808	9,522	6,514
Net income	7,463	5,948	5,745	4,816	6,988	4,056	6,325	4,185
Net income per share:
Basic	$0.33	$0.26	$0.25	$0.21	$0.30	$0.17	$0.27	$0.18

Diluted	$0.32	$0.26	$0.25	$0.21	$0.29	$0.17	$0.26	$0.17

15. Subsequent Events

        In January 2013, the Company announced the discontinuation of the Table Maestro service line. The Company evaluated the goodwill and intangible assets in the North America geographical reporting unit and concluded that there was no impairment as a result of discontinuing this service line. Additionally, the Company concluded that the discontinuation of this service line did not constitute a

OPENTABLE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

15. Subsequent Events (Continued)

"discontinued operation" for financial reporting purposes and pro forma financial information is not required as the effects are not material to the Company's financial statements.

        In February 2013, the Company acquired all of the outstanding shares of capital stock of Foodspotting, Inc., a provider of an app for finding and sharing photos of food, for a purchase price of approximately $10 million in cash.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

        Management assessed our internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2012. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
San Francisco, California

        We have audited the internal control over financial reporting of OpenTable, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures, as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012, of the Company and our report dated February 25, 2013, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
February 25, 2013

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

        The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2012, and is incorporated in this report by reference.

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

        (a)(1)    Financial Statements

        The following are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets as of December 31, 2012 and 2011

  •
  Consolidated Income Statements for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Stockholders' Equity the years ended December 31, 2012, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

  •
  Notes to Consolidated Financial Statements

        (a)(2)    Financial Statement Schedule

        All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

        (a)(3)    Exhibits

        See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

  (b)
  Exhibits

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.

4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.

4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.

10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.

10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.

10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.

10.4	(6)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.

10.5	(7)*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.

10.6	(8)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.

10.7	(9)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.

10.8	(10)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.

10.9	(11)*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.

Exhibit No.		Description of Exhibit
10.10	(12)*	Employment Transition and Separation Letter Agreement, dated March 29, 2012, by and between OpenTable, Inc. and Charlie McCullough.

10.11	(13)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.

10.12	(14)*	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.

10.13	(15)	Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.

10.14	(16)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable, Inc. and Comerica Bank.

10.15		Second Amendment to Amended and Restated Loan and Security Agreement, dated October 2, 2012, by and between OpenTable, Inc. and Comerica Bank.

10.16	(17)	Credit Agreement, dated as of January 10, 2013, by and between OpenTable, Inc. and Wells Fargo Bank, National Association.

10.17	(18)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.

10.18	(19)	Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.

10.19	(20)	Office Lease, between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.

10.20	(21)*	OpenTable, Inc. Amended and Restated Independent Director Equity Compensation Policy.

10.21	(22)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.22	(23)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

21.1		List of subsidiaries.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.		Description of Exhibit
101.INS	†	XBRL Instance Document.

101.SCH	†	XBRL Taxonomy Extension Schema Document.

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(9)
Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(10)
Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)
Incorporated by reference to Exhibit 10.8 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(12)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on April 3, 2012.

(13)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(14)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on July 10, 2012.

(15)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(16)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on August 2, 2012.

(17)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(18)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(19)
Incorporated by reference to Exhibit 10.10 to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(20)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on September 25, 2012.

(21)
Incorporated by reference to Exhibit 10.4 to OpenTable, Inc.'s Form 10-Q filed on May 3, 2012.

(22)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(23)
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 26, 2013.

OPENTABLE, INC.
By:	/s/ MATTHEW ROBERTS Matthew Roberts Chief Executive Officer

POWER OF ATTORNEY

        Each person whose individual signature appears below hereby authorizes and appoints Matthew Roberts and I. Duncan Robertson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MATTHEW ROBERTS Matthew Roberts	Chief Executive Officer and Director (principal executive officer)	February 26, 2013
/s/ I. DUNCAN ROBERTSON I. Duncan Robertson	Chief Financial Officer (principal financial and accounting officer)	February 26, 2013
/s/ THOMAS H. LAYTON Thomas H. Layton	Chairman of the Board of Directors	February 26, 2013
/s/ A. GEORGE "SKIP" BATTLE A. George "Skip" Battle	Director	February 26, 2013

Signature	Title	Date

/s/ J. WILLIAM GURLEY J. William Gurley	Director	February 26, 2013
Robert Hohman	Director
/s/ JEFFREY JORDAN Jeffrey Jordan	Director	February 26, 2013
/s/ DANNY MEYER Danny Meyer	Director	February 26, 2013
/s/ PAUL PRESSLER Paul Pressler	Director	February 26, 2013

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.

3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.

4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.

4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.

10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.

10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.

10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.

10.4	(6)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.

10.5	(7)*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.

10.6	(8)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.

10.7	(9)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.

10.8	(10)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.

10.9	(11)*	Offer Letter, between OpenTable, Inc. and Charlie McCullough, dated September 8, 2003.

10.10	(12)*	Employment Transition and Separation Letter Agreement, dated March 29, 2012, by and between OpenTable, Inc. and Charlie McCullough.

10.11	(13)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.

10.12	(14)*	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.

10.13	(15)	Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.

10.14	(16)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable, Inc. and Comerica Bank.

10.15		Second Amendment to Amended and Restated Loan and Security Agreement, dated October 2, 2012, by and between OpenTable, Inc. and Comerica Bank.

10.16	(17)	Credit Agreement, dated as of January 10, 2013, by and between OpenTable, Inc. and Wells Fargo Bank, National Association.

Exhibit No.		Description of Exhibit
10.17	(18)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.

10.18	(19)	Office Lease, by and between OpenTable, Inc. and CFRI Market Street Corp., dated March 29, 2007, as amended May 22, 2008.

10.19	(20)	Office Lease, between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.

10.20	(21)*	OpenTable, Inc. Amended and Restated Independent Director Equity Compensation Policy.

10.21	(22)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.

10.22	(23)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.

21.1		List of subsidiaries.

23.1		Consent of Deloitte & Touche LLP, independent registered public accounting firm.

24.1		Power of Attorney (included on signature page to this Annual Report on Form 10-K).

31.1		Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	†	XBRL Instance Document.

101.SCH	†	XBRL Taxonomy Extension Schema Document.

101.CAL	†	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	†	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	†	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	†	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(6)
Incorporated by reference to Exhibit 99.4 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(7)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on December 20, 2011.

(8)
Incorporated by reference to Exhibit 99. 1 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(9)
Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(10)
Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)
Incorporated by reference to Exhibit 10. 8 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(12)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on April 3, 2012.

(13)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(14)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on July 10, 2012.

(15)
Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(16)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on August 2, 2012.

(17)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(18)
Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(19)
Incorporated by reference to Exhibit 10.10 to OpenTable, Inc.'s Amendment No. 1 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on March 13, 2009.

(20)
Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on September 25, 2012.

(21)
Incorporated by reference to Exhibit 10.4 to OpenTable, Inc.'s Form 10-Q filed on May 3, 2012.

(22)
Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(23)
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