Form 10-Q
period 2013-03-31
OPENTABLE INC
filed 2013-05-06
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 001-34357

OPENTABLE, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3374049
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Montgomery Street, 7th Floor, San Francisco, CA	94104
(Address of Principal Executive Offices)	(Zip Code)

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

As of May 3, 2013, 22,783,470 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$94,543,000	$102,772,000
Short-term investments	2,009,000	733,000
Accounts receivable, net of allowance for doubtful accounts of $1,428,000, and $1,551,000 at March 31, 2013 and December 31, 2012	23,500,000	22,015,000
Prepaid expenses and other current assets	2,610,000	2,924,000
Deferred tax asset	15,196,000	14,353,000

Total current assets	137,858,000	142,797,000

Property, equipment and software, net	26,370,000	21,271,000
Goodwill	50,189,000	46,304,000
Intangible assets	17,792,000	15,226,000
Deferred tax asset	12,162,000	10,628,000
Other assets	978,000	1,021,000

TOTAL ASSETS	$245,349,000	$237,247,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,500,000	$2,985,000
Accrued expenses	11,481,000	10,862,000
Accrued compensation	5,853,000	5,167,000
Deferred revenue	1,692,000	1,563,000
Deferred tax liabilities	781,000	107,000
Dining rewards payable	30,002,000	27,611,000
Total current liabilities	52,309,000	48,295,000

Deferred revenue — non-current	1,971,000	2,054,000
Deferred tax liabilities	3,815,000	3,268,000
Income tax liabilities	15,177,000	15,639,000
Other long-term liabilities	83,000	76,000

Total liabilities	73,355,000	69,332,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 24,578,591 and 24,419,627 shares issued, 22,919,571 and 22,898,107 shares outstanding at March 31, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	220,189,000	211,408,000
Treasury stock, at cost (1,659,020 and 1,521,520 shares at March 31, 2013 and December 31, 2012)	(58,993,000)	(50,685,000)
Accumulated other comprehensive income (loss)	(2,674,000)	861,000
Retained earnings	13,470,000	6,329,000

Total stockholders’ equity	171,994,000	167,915,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$245,349,000	$237,247,000

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

REVENUES	$45,501,000	$39,369,000

COSTS AND EXPENSES:
Operations and support	11,363,000	10,519,000
Sales and marketing	10,502,000	8,860,000
Technology	4,500,000	3,248,000
General and administrative	9,219,000	9,351,000

Total costs and expenses	35,584,000	31,978,000

Income from operations	9,917,000	7,391,000
Other income, net	13,000	17,000

Income before taxes	9,930,000	7,408,000
Income tax expense	2,789,000	2,592,000

NET INCOME	$7,141,000	$4,816,000

Net income per share (See Note 7):
Basic	$0.31	$0.21
Diluted	$0.30	$0.21

Weighted average shares outstanding:
Basic	22,937,000	22,536,000
Diluted	23,785,000	23,174,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net Income	$7,141,000	$4,816,000

Foreign currency translation gain (loss)	(3,535,000)	1,925,000
Unrealized loss on investments	—	(2,000)
Other comprehensive gain (loss)	(3,535,000)	1,923,000

COMPREHENSIVE INCOME	$3,606,000	$6,739,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

OPERATING ACTIVITIES:
Net income	$7,141,000	$4,816,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,596,000	2,206,000
Amortization of intangibles	946,000	971,000
Provision for doubtful accounts	766,000	563,000
Stock-based compensation	4,593,000	5,924,000
Write-off of property, equipment and software	201,000	85,000
Deferred taxes	(1,788,000)	(1,278,000)
Excess tax benefit related to stock compensation	(700,000)	(2,953,000)
Change in contingent liability	—	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(2,570,000)	(488,000)
Prepaid expenses and other current assets	(260,000)	23,000
Accounts payable and accrued expenses	(2,440,000)	3,572,000
Accrued compensation	755,000	234,000
Deferred revenue	58,000	10,000
Long-term liabilities	362,000	354,000
Dining rewards payable	2,415,000	1,814,000

Net cash provided by operating activities	12,075,000	15,832,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(4,661,000)	(3,650,000)
Purchases of investments	(1,522,000)	(6,984,000)
Sales and maturities of investments	245,000	7,215,000
Acquisition of businesses	(9,923,000)	—

Net cash used in investing activities	(15,861,000)	(3,419,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	700,000	2,953,000
Proceeds from issuance of common stock upon exercise of employee stock options	3,361,000	1,307,000
Repurchases of common stock	(8,308,000)	(8,710,000)

Net cash used in financing activities	(4,247,000)	(4,450,000)

EFFECT OF EXCHANGE RATES ON CASH	(196,000)	82,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,229,000)	8,045,000

CASH AND CASH EQUIVALENTS — Beginning of period	102,772,000	36,519,000

CASH AND CASH EQUIVALENTS — End of period	$94,543,000	$44,564,000

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$8,551,000	$283,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$4,521,000	$658,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book (“ERB”) and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable’s websites and mobile applications (“apps”) as well as the websites and mobile apps of OpenTable’s partners and restaurant customers. For diners, the Company operates popular restaurant reservation websites and mobile apps. OpenTable’s websites and mobile apps enable diners to find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone.

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company’s future financial position, results of operations or cash flows: the ability to accurately forecast revenues and appropriately plan its expenses; the impact of the current economic climate on its business; the ability to maintain an adequate rate of growth; the ability to effectively manage its growth; the ability to attract new restaurant customers; the ability to increase the number of visitors to its websites and mobile apps and convert those visitors into diners; and the ability to retain existing restaurant customers and diners or encourage repeat reservations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements include the accounts of OpenTable, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

These condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on February 26, 2013 with the SEC. The condensed consolidated balance sheet as of December 31, 2012, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2013 and December 31, 2012, and the Company’s results of operations for the three months ended March 31, 2013 and 2012, and its cash flows for the three months ended March 31, 2013 and 2012. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any future period. All references to March 31, 2013 or to the three months ended March 31, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

Acquisition of Foodspotting, Inc.

In February 2013, the Company acquired all of the outstanding shares of capital stock of Foodspotting, Inc., a provider of a mobile app for finding and sharing photos of food, for a purchase price of approximately $10,100,000 in cash. The Company recorded $6,227,000 of goodwill and $4,300,000 of identifiable intangible assets in connection with the acquisition which is being accounted for as a business combination. The intangible assets consist of developed technology and are being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from February 6, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

Recently Issued Accounting Standards

As of March 31, 2013, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s condensed consolidated financial statements.

3. Short-Term Investments and Fair Value Measurements

Short-term investments as of March 31, 2013 and December 31, 2012 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At March 31, 2013:
U.S. government and agency securities	$1,282,000	$—	$—	$1,282,000
Certificates of deposit	727,000	—	—	727,000
Total	$2,009,000	$—	$—	$2,009,000

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2012:
Certificates of deposit	$733,000	$—	$—	$733,000
Total	$733,000	$—	$—	$733,000

As of March 31, 2013 and December 31, 2012, certain investments with a total estimated fair value of $487,000 had original maturity dates of greater than one year but less than five years.

The following table represents the Company’s fair value hierarchy for its financial assets:

	March 31, 2013			December 31, 2012
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$1,282,000	$—	$1,282,000	$—	$—	$—
Certificates of deposit	727,000	—	727,000	733,000	—	733,000
Total short-term investments	$2,009,000	$—	$2,009,000	$733,000	$—	$733,000

The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill by geographical reporting unit:

	North America	United Kingdom	Consolidated

Balance as of December 31, 2012	$6,814,000	$39,490,000	$46,304,000
Goodwill related to acquisitions	6,227,000	—	6,227,000
Foreign exchange rate adjustment	—	(2,342,000)	(2,342,000)

Total Goodwill as of March 31, 2013	$13,041,000	$37,148,000	$50,189,000

A summary of intangible assets as of March 31, 2013 and December 31, 2012 is as follows:

	March 31,			December 31,
	2013			2012
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$84,000	$48,000	$132,000	$77,000	$55,000
Trademarks - indefinite life	11,564,000	—	11,564,000	12,294,000	—	12,294,000
Customer relationships	8,475,000	7,246,000	1,229,000	8,924,000	7,164,000	1,760,000
Developed technology	7,096,000	2,145,000	4,951,000	2,867,000	1,750,000	1,117,000

Total intangible assets	$27,267,000	$9,475,000	$17,792,000	$24,217,000	$8,991,000	$15,226,000

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $946,000 and $971,000 for the three months ended March 31, 2013 and 2012, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2013 (remainder): $3,000,000; 2014: $2,796,000; 2015: $432,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31, 2012 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2012 or March 31, 2013.

For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2012 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2012 or March 31, 2013.

5. Commitments and Contingencies

Contractual Obligations

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

6. Stockholders’ Equity

Treasury Stock

In November 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $50 million of its outstanding common stock.  During the three months ended March 31, 2012, the Company purchased 221,763 shares of stock for $8,710,000 (including commissions) under this share repurchase program. This share repurchase program was completed in January 2012.

In August 2012, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $50 million of its outstanding common stock. During the three months ended March 31, 2013, the Company purchased 137,500 shares of stock for $8,308,000 (including commissions) under this share repurchase program.

Stock-Based Compensation

The Company accounts for stock-based compensation under Topic 718—Stock Compensation (Topic 718), which requires compensation costs related to share-based transactions, including employee stock options, to be recognized in the financial statements based on fair value.

Stock Options

Under Topic 718, the fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.

The following table summarizes the assumptions relating to the Company’s stock options for the three months ended March 31, 2013 and 2012, respectively:

	Three Months
	Ended
	March 31,
	2013	2012
Dividend yield	0%	0%
Volatility	54%	52% - 54%
Risk-free interest rate	1.03%	0.85% - 1.27%
Expected term, in years	6.08	5.27 - 6.55

The Company granted 31,518 and 1,078,558 stock options during the three months ended March 31, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to stock options of $4,243,000 and $4,915,000 for three months ended March 31, 2013 and 2012, respectively.

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

The Company granted 97,254 and 6,224 RSUs during the three months ended March 31, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSUs of $350,000 and $1,009,000 for the three months ended March 31, 2013 and 2012, respectively.

Excess Tax Benefits

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months ended March 31, 2013 and 2012, the Company recorded $700,000 and $2,953,000, respectively, of excess tax benefits from stock-based compensation.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share. Basic and diluted net income per share attributable to common stockholders are presented in conformity with the “two-class method” required for participating securities.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600 shares were excluded from the dilutive shares outstanding for the three months ended March 31, 2013 and 2012, as the performance criteria had not been met as of the respective dates.

Anti-dilutive shares in the amounts of 281,000 and 1,301,000 were excluded from the dilutive shares outstanding for the three months ended March 31, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months
	Ended March 31,
	2013	2012

Basic net income per common share calculation:
Net income	$7,141,000	$4,816,000
Basic weighted average common shares outstanding	22,937,000	22,536,000
Basic net income per share	$0.31	$0.21

Diluted net income per common share calculation:
Net income	$7,141,000	$4,816,000
Weighted average shares used to compute basic net income per share	22,937,000	22,536,000
Effect of potentially dilutive securities:
Employee stock options	731,000	601,000
Employee stock awards	117,000	37,000
Weighted average shares used to compute diluted net income per share	23,785,000	23,174,000
Diluted net income per share	$0.30	$0.21

8. Income Taxes

During the three months ended March 31, 2013, the Company recorded income tax expense of $2,789,000, which resulted in an effective tax rate of 28.1%. During the three months ended March 31, 2012, the Company recorded income tax expense of $2,592,000, which resulted in an effective tax rate of 35.0%. The expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2013) differed from the Company’s recorded income tax provision primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013 and the expiration of a statute of limitation on previously filed returns and certain foreign provision to return true ups. The Company’s effective tax rate for the three months ended March 31, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of March 31, 2013 and December 31, 2012 were $18,445,000 and $18,362,000, respectively. As of March 31, 2013 and December 31, 2012, the Company recorded $427,000 and $777,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation gain (loss) and the unrealized gain (loss) from investments.

Accumulated other comprehensive loss of $2,674,000 as of March 31, 2013 was comprised entirely of foreign currency translation loss. Accumulated other comprehensive income of $861,000 as of December 31, 2012 was comprised entirely of foreign currency translation gain.

10. Segment Information

The Company operates in one industry—online reservations and guest management solutions. The Company has two reportable segments, as defined by Topic 280—Segment Reporting: North America and International. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker for both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended March 31, 2013
Revenues—reservations	$23,492,000	$3,565,000	$27,057,000
Revenues—subscription	12,890,000	1,792,000	14,682,000
Revenues—other	3,063,000	699,000	3,762,000
Total revenues	39,445,000	6,056,000	45,501,000
Income (loss) from operations	12,976,000	(3,059,000)	9,917,000
Interest income	19,000	—	19,000
Depreciation and amortization expense	2,549,000	993,000	3,542,000
Purchases of property, equipment and software	4,299,000	362,000	4,661,000
Three months ended March 31, 2012
Revenues—reservations	$19,215,000	$3,113,000	$22,328,000
Revenues—subscription	11,900,000	1,639,000	13,539,000
Revenues—other	2,608,000	894,000	3,502,000
Total revenues	33,723,000	5,646,000	39,369,000
Income (loss) from operations	9,981,000	(2,590,000)	7,391,000
Interest income	12,000	—	12,000
Depreciation and amortization expense	1,690,000	1,487,000	3,177,000
Purchases of property, equipment and software	2,263,000	1,387,000	3,650,000

(1)                                 A significant majority of the Company’s “Technology” costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company’s reporting segments.

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company’s revenues and long-lived assets by geographic area is presented below:

	Three Months Ended March 31,
	2013	2012
Revenues:
United States	$37,044,000	$31,696,000
United Kingdom	4,655,000	4,524,000
International—all others	3,802,000	3,149,000
Total revenues	$45,501,000	$39,369,000

	As of	As of
	March 31,	December 31,
	2013	2012
Long-lived assets(1):
United States	$21,879,000	$16,308,000
United Kingdom	3,668,000	4,083,000
International—all others	1,371,000	1,454,000
Total long-lived assets	$26,918,000	$21,845,000

(1)                                 Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any period presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on February 26, 2013 with the SEC (the “2012 Annual Report”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would”  and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2012 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes approximately 28,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 450 million diners through OpenTable reservations, and during the three months ended March 31, 2013, we seated an average of approximately 12.5 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended March 31, 2013 and 2012, our net revenues were $45.5 million and $39.4 million, respectively. For the three months ended March 31, 2013 and 2012, our reservation revenues accounted for 60% and 57% of our total revenues, respectively. For the three months ended March 31, 2013 and 2012, our subscription revenues accounted for 32% and 34% of our total revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended March 31, 2013 and 2012 represented 13% and 14% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue, including installation fees for our ERB (including training). Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Installation fees are recognized on a straight-line basis over an estimated customer life of approximately three to six years. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Programs” in our 2012 Annual Report.

Costs and Expenses

Operations and support.  Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of capitalized website and software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2012 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

During the three months ended March 31, 2013, we recorded income tax expense of $2.8 million, which resulted in an effective tax rate of 28.1%. During the three months ended March 31, 2012, we recorded income tax expense of $2.6 million, which resulted in an effective tax rate of 35.0%. The expected tax provision (derived from applying the federal statutory rate to our income before income tax provision for the three months ended March 31, 2013) differed from our recorded income tax provision primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013 and the expiration of a statute of limitation on previously filed returns and certain foreign provision to return true ups. Our effective tax rate for the three months ended March 31, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

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

•                  Dining Rewards Loyalty Programs;

•                  Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•                  Website and Software Development Costs;

•                  Income Taxes; and

•                  Stock-Based Compensation.

There have been no material changes to our critical accounting policies described in our 2012 Annual Report. For further information on our critical and other significant accounting policies, see our 2012 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2013	2012
	(In thousands, except per share amounts)

REVENUES	$45,501	$39,369

COSTS AND EXPENSES:
Operations and support (1)	11,363	10,519
Sales and marketing (1)	10,502	8,860
Technology (1)	4,500	3,248
General and administrative (1)	9,219	9,351

Total costs and expenses	35,584	31,978

Income from operations	9,917	7,391
Other income, net	13	17

Income before taxes	9,930	7,408
Income tax expense	2,789	2,592

NET INCOME	$7,141	$4,816

Net income per share:
Basic	$0.31	$0.21
Diluted	$0.30	$0.21

Weighted average shares outstanding:
Basic	22,937	22,536
Diluted	23,785	23,174

(1) Stock-based compensation included in above line items:

Operations and support	$23	$301
Sales and marketing	1,127	1,381
Technology	1,063	522
General and administrative	2,380	3,720
	$4,593	$5,924

Other Operational Data:
Installed restaurants (at period end):
North America	20,128	17,753
International	7,829	8,091
Total	27,957	25,844

Seated diners (in thousands):
North America	34,268	27,716
International	3,088	2,254
Total	37,356	29,970

Headcount (at period end):
North America	401	392
International	158	164
Total	559	556

	Three Months Ended
	March 31,
	2013	2012
	(In thousands)

Additional Financial Data:
Revenues:
North America
Reservation	$23,492	$19,215
Subscription	12,890	11,900
Other	3,063	2,608
Total North America Revenues	$39,445	$33,723
International
Reservation	$3,565	$3,113
Subscription	1,792	1,639
Other	699	894
Total International Revenues	6,056	5,646
Total Revenues	$45,501	$39,369

Income (loss) from operations:
North America	$12,976	$9,981
International	(3,059)	(2,590)
Total	$9,917	$7,391

Depreciation and amortization:
North America	$2,549	$1,690
International	993	1,487
Total	$3,542	$3,177

Stock-based compensation:
North America	$4,207	$5,435
International	386	489
Total	$4,593	$5,924

	Three Months Ended
	March 31,
	2013	2012
	(as a percentage of revenue)

REVENUES	100%	100%

COSTS AND EXPENSES:
Operations and support	25%	27%
Sales and marketing	23%	22%
Technology	10%	8%
General and administrative	20%	24%

Total costs and expenses	78%	81%

Income from operations	22%	19%
Other income, net	0%	0%

Income before taxes	22%	19%
Income tax expense	6%	7%

NET INCOME	16%	12%

Segments

We have identified two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased to $39.4 million for the three months ended March 31, 2013, from $33.7 million for the three months ended March 31, 2012. North America reservation revenues increased to $23.5 million for the three months ended March 31, 2013 from $19.2 million for the three months ended March 31, 2012. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased to $12.9 million for the three months ended March 31, 2013 from $11.9 million for the three months ended March 31, 2012. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased to $13.0 million for the three months ended March 31, 2013 from $10.0 million for the three months ended March 31, 2012. The increase in income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.

Total International revenues increased to $6.1 million for the three months ended March 31, 2013 from $5.6 million for the three months ended March 31, 2012.  International reservation revenues increased to $3.6 million for the three months ended March 31, 2013 from $3.1 million for the three months ended March 31, 2012. International reservation revenues increased as a result of an increase in seated diners. International subscription revenues increased to $1.8 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. International subscription revenues increased despite an overall decrease in the number of installed restaurants, as a result of an increase in the number of installed restaurants from which we generated meaningful revenues. In the second quarter of 2012, we relaunched the toptable site and simultaneously removed restaurants from our installed restaurants base that did not migrate to OpenTable technology. Most of the restaurants that did not migrate were restaurants from which we had been generating little to no revenues. International loss from operations increased to $3.1 million for the three months ended March 31, 2013 from $2.6 million for the three months ended March 31, 2012.  The increase in the loss from operations is due to increases in marketing spending, specifically the initiation of an offline marketing campaign in the United Kingdom, during the three months ended March 31, 2013. Refer to Note 10 to the consolidated financial statements for additional segment information.

Revenues

	Three Months Ended
	March 31,		Three Month
	2013	2012	% Change
	(Dollars in thousands)

Revenues by Type:
Reservation	$27,057	$22,328	21%
Subscription	14,682	13,539	8%
Other	3,762	3,502	7%
Total	$45,501	$39,369	16%

Percentage of Revenues by Type:
Reservation	60%	57%
Subscription	32%	34%
Other	8%	9%
Total	100%	100%

Revenues by Location:
North America	$39,445	$33,723	17%
International	6,056	5,646	7%
Total	$45,501	$39,369	16%

Percentage of Revenues by Location:
North America	87%	86%
International	13%	14%
Total	100%	100%

Total revenues increased $6.1 million, or 16%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Reservation revenues increased $4.7 million, or 21%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.1 million, or 8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues increased $0.3 million, or 7%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Other revenues increased primarily as a result of an increase in advertising sales and featured private dining listings, which was partially offset by a decrease in third-party restaurant coupon sales.

Costs and Expenses

Operations and Support

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

Operations and support	$11,363	$10,519	8%

Headcount (at period end):
North America	126	138	-9%
International	55	61	-10%
Total	181	199	-9%

Our operations and support expense increased $0.8 million, or 8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in operations and support expense was primarily attributable to a $0.1 million increase in headcount-related costs, including stock-based compensation. Also contributing to the increase was a $0.3 million increase in depreciation of capitalized website and software development costs, and an increase of $0.3 million in allocated facility costs, such as rent and depreciation expense. The Company signed a new lease for corporate offices in San Francisco, California at the end of the third quarter of 2012, and began occupying the new facility at the end of the fourth quarter of 2012, for the purposes of building out the new facility. This resulted in additional rent expense in the first quarter of 2013, while both the existing corporate offices and the new facility were under lease and being expensed. The Company moved into the new facility and the lease on the existing corporate offices expired in April 2013.

Sales and Marketing

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

Sales and marketing	$10,502	$8,860	19%

Headcount (at period end):
North America	118	116	2%
International	58	65	-11%
Total	176	181	-3%

Our sales and marketing expense increased $1.6 million, or 19%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in sales and marketing expense was primarily attributable to a $0.5 million increase in pay-per-click marketing expenses and a $0.9 million increase in offline marketing expenses for a campaign initiated in the United Kingdom in the first quarter of 2013.

Technology

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

Technology	$4,500	$3,248	39%

Headcount (at period end):
North America	100	82	22%
International	24	16	50%
Total	124	98	27%

Our technology expense increased $1.3 million, or 39%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in technology expense was primarily attributable to a $1.0 million increase in headcount-related costs, including stock-based compensation. Also contributing to the increase was a $0.2 million increase for allocated facilities costs in connection with the new facility.

General and Administrative

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

General and administrative	$9,219	$9,351	-1%

Headcount (at period end):
North America	57	56	2%
International	21	22	-5%
Total	78	78	0%

Our general and administrative expense decreased $0.1 million, or 1%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in general and administrative expense was primarily attributable to a $0.7 million decrease in headcount-related costs, including stock-based compensation expense, partially offset by a $0.2 million increase in bad debt expense and a $0.2 million increase for allocated facilities costs in connection with the new facility.

Other Income, Net

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

Other income, net	$13	$17	-24%

Other income, net remained relatively consistent for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 and consisted primarily of interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

	Three Months Ended		Three
	March 31,		Month
	2013	2012	% Change
	(Dollars in thousands)

Income tax expense	$2,789	$2,592	8%

Income tax expense increased $0.2 million, or 8%, for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in income tax expense reflects the $2.5 million increase in income before taxes, combined with a decrease in the effective tax rate from 35% in 2012 to 28% in 2013.

Liquidity and Capital Resources

	Three Months Ended
	March 31,
	2013	2012
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$4,661	$3,650
Depreciation and amortization
North America	2,549	1,690
International	993	1,487
Total depreciation and amortization	3,542	3,177
Cash flows from operating activities	12,075	15,832
Cash flows used in investing activities	(15,861)	(3,419)
Cash flows used in financing activities	(4,247)	(4,450)

As of March 31, 2013, we had cash and cash equivalents of $94.5 million and short-term investments of $2.0 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government and agency securities and certificates of deposit.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash and cash equivalents and short-term investments balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets.

In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016. The credit agreement includes various affirmative and negative covenants, including financial covenants. Failure to comply with these covenants could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants under this credit agreement during the quarter ended and at March 31, 2013. There were no amounts outstanding under this credit facility at March 31, 2013.

Our initial public offering in 2009 raised approximately $34.6 million. Since then, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $94.5 million at March 31, 2013 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the three months ended March 31, 2013, operating activities provided $12.1 million in cash, primarily as a result of net income of $7.1 million, $4.6 million in stock-based compensation and $3.5 million in depreciation and amortization.

For the three months ended March 31, 2012, operating activities provided $15.8 million in cash, primarily as a result of net income of $4.8 million, $5.9 million in stock-based compensation and $3.2 million in depreciation and amortization.

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments and purchases of property, equipment and software and the investment in business acquisitions. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund this investment with our existing cash, cash equivalents and short-term investments.

During the three months ended March 31, 2013, we paid $10.1 million to acquire Foodspotting, Inc. and purchased $4.7 million of property, equipment and software, net. Also in the three months ended March 31, 2013, we purchased $1.3 million (net of sales and maturities) of short-term investments.

In addition to purchases of property, equipment and software, we sold $0.2 million (net of purchases) of short-term investments in the three months ended March 31, 2012.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation, as well as repurchases of common stock, beginning in 2011, under our share repurchase programs.

During the three months ended March 31, 2013, we repurchased $8.3 million of common shares (including commissions) under our share repurchase program announced in August 2012.

During the three months ended March 31, 2012, we repurchased $8.7 million of common shares (including commissions) under our share repurchase program announced in November 2011, which concluded in January 2012.

Off Balance Sheet Arrangements

As of March 31, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

As of March 31, 2013, there were no significant changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2012 Annual Report. The risks described in our 2012 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 — January 31, 2013	0	$0.00	0	$49,988,002
February 1, 2013 — February 28, 2013	0	$0.00	0	$49,988,002
March 1, 2013 — March 31, 2013	137,500	$60.41	137,500	$41,682,318
Total	137,500	$60.41	137,500

(1)         On August 6, 2012, we announced that our board of directors had approved a $50.0 million share repurchase program, or Share Repurchase Program. As of March 31, 2013, we have purchased an aggregate of 137,800 shares pursuant to the Share Repurchase Program.

Unregistered Sales of Equity Securities

None.

Limitations on the Payment of Dividends

Our current line of credit precludes the payment of dividends without the permission of the lender; see Note 7 to our Consolidated Financial Statements in our 2012 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Credit Agreement, between OpenTable, Inc. and Wells Fargo Bank, National Association, dated January 10, 2013.

10.2(4)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2013, and incorporated herein by reference.

(4)         Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2013, and incorporated herein by reference.

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

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON
I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: May 6, 2013

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1(3)	Credit Agreement, between OpenTable, Inc. and Wells Fargo Bank, National Association, dated January 10, 2013.

10.2(4)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (5)	XBRL Instance Document.

101.SCH (5)	XBRL Taxonomy Extension Schema Document.

101.CAL (5)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (5)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (5)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (5)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2013, and incorporated herein by reference.

(4)         Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 16, 2013, and incorporated herein by reference.

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