Form 10-Q
period 2013-06-30
OPENTABLE INC
filed 2013-08-05
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 2, 2013, 22,938,478 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2013	2012
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$80,883,000	$102,772,000
Short-term investments	11,087,000	733,000
Accounts receivable, net of allowance for doubtful accounts of $1,505,000, and $1,551,000 at June 30, 2013 and December 31, 2012	23,604,000	22,015,000
Prepaid expenses and other current assets	5,079,000	2,924,000
Deferred tax asset	16,506,000	14,353,000

Total current assets	137,159,000	142,797,000

Property, equipment and software, net	28,436,000	21,271,000
Goodwill	59,850,000	46,304,000
Intangible assets	17,830,000	15,226,000
Deferred tax asset	13,633,000	10,628,000
Other assets	941,000	1,021,000

TOTAL ASSETS	$257,849,000	$237,247,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,328,000	$2,985,000
Accrued expenses	5,772,000	10,862,000
Accrued compensation	5,502,000	5,167,000
Deferred revenue	2,345,000	1,563,000
Deferred tax liabilities	315,000	107,000
Dining rewards payable	32,766,000	27,611,000
Total current liabilities	52,028,000	48,295,000

Deferred revenue — non-current	1,945,000	2,054,000
Deferred tax liabilities	4,186,000	3,268,000
Income tax liabilities	15,369,000	15,639,000
Other long-term liabilities	3,413,000	76,000

Total liabilities	76,941,000	69,332,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 24,842,194 and 24,419,627 shares issued, 22,917,719 and 22,898,107 shares outstanding at June 30, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	236,273,000	211,408,000
Treasury stock, at cost (1,924,475 and 1,521,520 shares at June 30, 2013 and December 31, 2012)	(74,247,000)	(50,685,000)
Accumulated other comprehensive income (loss)	(2,906,000)	861,000
Retained earnings	21,786,000	6,329,000

Total stockholders’ equity	180,908,000	167,915,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$257,849,000	$237,247,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

REVENUES	$45,565,000	$39,558,000	$91,066,000	$78,927,000

COSTS AND EXPENSES:
Operations and support	11,458,000	10,338,000	22,821,000	20,858,000
Sales and marketing	8,955,000	8,483,000	19,457,000	17,343,000
Technology	4,611,000	3,610,000	9,111,000	6,858,000
General and administrative	7,471,000	8,250,000	16,690,000	17,601,000

Total costs and expenses	32,495,000	30,681,000	68,079,000	62,660,000

Income from operations	13,070,000	8,877,000	22,987,000	16,267,000
Other income, net	(2,000)	13,000	11,000	30,000

Income before taxes	13,068,000	8,890,000	22,998,000	16,297,000
Income tax expense	4,752,000	3,145,000	7,541,000	5,736,000

NET INCOME	$8,316,000	$5,745,000	$15,457,000	$10,561,000

Net income per share (See Note 7):
Basic	$0.36	$0.25	$0.68	$0.47
Diluted	$0.35	$0.25	$0.65	$0.46

Weighted average shares outstanding:
Basic	22,826,000	22,578,000	22,882,000	22,557,000
Diluted	23,747,000	23,169,000	23,772,000	23,164,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net Income	$8,316,000	$5,745,000	$15,457,000	$10,561,000

Foreign currency translation gain (loss)	(230,000)	(1,465,000)	(3,765,000)	460,000
Unrealized loss on investments	(2,000)	—	(2,000)	(2,000)
Other comprehensive income (loss)	(232,000)	(1,465,000)	(3,767,000)	458,000

COMPREHENSIVE INCOME	$8,084,000	$4,280,000	$11,690,000	$11,019,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$15,457,000	$10,561,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,544,000	4,357,000
Amortization of intangibles	2,116,000	1,949,000
Provision for doubtful accounts	1,532,000	1,154,000
Stock-based compensation	7,871,000	11,177,000
Write-off of property, equipment and software	371,000	181,000
Deferred taxes	(5,033,000)	(3,433,000)
Excess tax benefit related to stock compensation	(1,219,000)	(7,948,000)
Change in contingent liability	—	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,078,000)	(1,102,000)
Prepaid expenses and other current assets	(2,926,000)	(778,000)
Accounts payable and accrued expenses	(4,222,000)	7,749,000
Accrued compensation	416,000	559,000
Deferred revenue	702,000	(128,000)
Long-term liabilities	1,948,000	(56,000)
Dining rewards payable	5,180,000	3,551,000

Net cash provided by operating activities	26,659,000	27,772,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(10,135,000)	(6,659,000)
Purchases of investments	(11,811,000)	(10,315,000)
Sales and maturities of investments	1,392,000	9,330,000
Acquisition of businesses, net of cash acquired	(12,243,000)	—

Net cash used in investing activities	(32,797,000)	(7,644,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	1,219,000	7,948,000
Proceeds from issuance of common stock upon exercise of employee stock options	7,029,000	1,736,000
Repurchases of common stock	(23,562,000)	(8,710,000)

Net cash provided by (used in) financing activities	(15,314,000)	974,000

EFFECT OF EXCHANGE RATES ON CASH	(437,000)	(78,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,889,000)	21,024,000

CASH AND CASH EQUIVALENTS — Beginning of period	102,772,000	36,519,000

CASH AND CASH EQUIVALENTS — End of period	$80,883,000	$57,543,000

(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$19,401,000	$1,105,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$3,845,000	$350,000

Issuance of common stock in connection with acquisition of a business	$8,224,000	$—

Vesting of early exercised stock options	$—	$1,000

See notes to condensed consolidated financial statements (unaudited).	(Concluded)

OPENTABLE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. Organization and Description of Business

OpenTable, Inc. (together with its subsidiaries, “OpenTable” or the “Company”), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book, (“ERB”) and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable’s websites and mobile applications (“apps”) as well as the websites and mobile applications of OpenTable’s partners and restaurant customers. For diners, the Company operates popular restaurant reservation websites and mobile apps. OpenTable’s websites and mobile apps enable diners to find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone.

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at June 30, 2013 and December 31, 2012, and the Company’s results of operations for the three and six months ended June 30, 2013 and 2012, and its cash flows for the six months ended June 30, 2013 and 2012. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for any future period. All references to June 30, 2013 or to the three or six months ended June 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

Acquisition of Foodspotting, Inc.

In February 2013, the Company acquired all of the outstanding shares of capital stock of Foodspotting, Inc., a provider of a mobile app for finding and sharing photos of food, for a purchase price of approximately $10,100,000 in cash. The Company recorded $6,227,000 of goodwill and $4,300,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from February 6, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Acquisition of JustChalo

In June 2013, the Company acquired JustChalo Inc., a mobile technology company, for a purchase price of approximately $11,000,000, of which approximately $2,300,000 was paid in cash and the remainder through the issuance of 121,909 shares of common stock and an option to purchase 6,478 shares of common stock. The Company recorded $9,644,000 of goodwill and $1,200,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from June 10, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

Recently Issued Accounting Standards

As of June 30, 2013, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s condensed consolidated financial statements.

3. Short-Term Investments and Fair Value Measurements

Short-term investments as of June 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At June 30, 2013:
U.S. government and agency securities	$9,715,000	$1,000	$(3,000)	$9,713,000
Certificates of deposit	1,374,000	—	—	1,374,000
Total	$11,089,000	$1,000	$(3,000)	$11,087,000

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2012:
Certificates of deposit	$733,000	$—	$—	$733,000
Total	$733,000	$—	$—	$733,000

As of June 30, 2013 and December 31, 2012, certain investments with a total estimated fair value of $240,000 and $487,000, respectively, had maturity dates of greater than one year but less than five years.

The following table represents the Company’s fair value hierarchy for its financial assets:

	June 30, 2013			December 31, 2012
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$9,713,000	$—	$9,713,000	$—	$—	$—
Certificates of deposit	1,374,000	—	1,374,000	733,000	—	733,000
Total short-term investments	$11,087,000	$—	$11,087,000	$733,000	$—	$733,000

The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill by geographical reporting unit:

	North America	United Kingdom	Consolidated

Balance as of December 31, 2012	$6,814,000	$39,490,000	$46,304,000
Goodwill related to acquisitions	15,871,000	—	15,871,000
Foreign exchange rate adjustment	—	(2,325,000)	(2,325,000)

Total Goodwill as of June 30, 2013	$22,685,000	$37,165,000	$59,850,000

A summary of intangible assets as of June 30, 2013 and December 31, 2012 is as follows:

	June 30,			December 31,
	2013			2012
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$92,000	$40,000	$132,000	$77,000	$55,000
Trademarks - indefinite life	11,571,000	—	11,571,000	12,294,000	—	12,294,000
Customer relationships	8,478,000	7,716,000	762,000	8,924,000	7,164,000	1,760,000
Developed technology	8,296,000	2,839,000	5,457,000	2,867,000	1,750,000	1,117,000

Total intangible assets	$28,477,000	$10,647,000	$17,830,000	$24,217,000	$8,991,000	$15,226,000

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $1,170,000 and $978,000 for the three months ended June 30, 2013 and 2012, respectively, and $2,116,000 and $1,949,000 for the six months ended June 30, 2013 and 2012, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2013 (remainder): $2,182,000; 2014: $3,396,000; 2015: $681,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31. The Company performed its annual intangible impairment evaluation as of August 31, 2012 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2012 or June 30, 2013.

For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2012 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2012 or June 30, 2013.

5. Commitments and Contingencies

Contractual Obligations

The Company leases its facilities under operating leases. These leases expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

In September 2012, the Company entered into a new lease for its primary office space in San Francisco, California, which expires in 2020. In connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.4 million tenant improvement allowance. Construction was completed and the Company moved into the new office space in April 2013. The leasehold improvement asset and the lease incentive liability are being amortized on a straight-line basis over the term of the lease as depreciation expense and as an offset to rent expense, respectively.

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

In August 2012, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $50 million of its outstanding common stock. During the six months ended June 30, 2013, the Company purchased 402,955 shares of stock for $23,562,000 (including commissions) under this share repurchase program.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Volatility	47.0%	52.9-54.7%	47.0-53.9%	52.0-54.7%
Risk-free interest rate	1.15%-1.34%	0.82%-0.97%	1.02%-1.34%	0.82%-1.27%
Expected term, in years	5.50-6.08	5.50-6.02	5.50-6.08	5.27-6.55

The Company granted 100,453 and 132,351 stock options during the three months ended June 30, 2013 and 2012, respectively, and 131,971 and 1,210,909 stock options during the six months ended June 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to stock options of $2,326,000 and $4,984,000 for three months ended June 30, 2013 and 2012, respectively, and $6,569,000 and $9,899,000 for the six months ended June 30, 2013 and 2012, respectively.

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

The Company granted 81,412 and 89,573 RSUs during the three months ended June 30, 2013 and 2012, respectively, and 178,666 and 95,797 RSUs during the six months ended June 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSUs of $952,000 and $269,000 for the three months ended June 30, 2013 and 2012, respectively, and $1,302,000 and $1,278,000 for the six months ended June 30, 2013 and 2012, respectively.

Excess Tax Benefits

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months ended June 30, 2013 and 2012, the Company recorded $519,000 and $4,995,000, respectively, of excess tax benefits from stock-based compensation and $1,219,000 and $7,948,000 of excess tax benefits from stock-based compensation, for the six months ended June 30, 2013 and 2012, respectively.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of such period. 98,000 shares were excluded from the dilutive shares outstanding for the three and six months ended June 30, 2012, as the performance criteria had not been met as of such date. In June 2013, all remaining non-vested performance-based awards were cancelled. As such, no such shares were included in the dilutive shares outstanding for the three and six months ended June 30, 2013.

Anti-dilutive shares in the amounts of 218,000 and 1,271,000 were excluded from the dilutive shares outstanding for the three months ended June 30, 2013 and 2012, respectively. Anti-dilutive shares in the amounts of 238,000 and 1,407,000 were excluded from the dilutive shares outstanding for the six months ended June 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Basic net income per common share calculation:
Net income	$8,316,000	$5,745,000	$15,457,000	$10,561,000
Basic weighted average common shares outstanding	22,826,000	22,578,000	22,882,000	22,557,000
Basic net income per share	$0.36	$0.25	$0.68	$0.47

Diluted net income per common share calculation:
Net income	$8,316,000	$5,745,000	$15,457,000	$10,561,000
Weighted average shares used to compute basic net income per share	22,826,000	22,578,000	22,882,000	22,557,000
Effect of potentially dilutive securities:
Employee stock options	795,000	542,000	768,000	563,000
Employee stock awards	126,000	49,000	122,000	44,000
Weighted average shares used to compute diluted net income per share	23,747,000	23,169,000	23,772,000	23,164,000
Diluted net income per share	$0.35	$0.25	$0.65	$0.46

8. Income Taxes

During the three and six months ended June 30, 2013, the Company recorded income tax expense of $4,752,000 and $7,541,000, respectively, which resulted in an effective tax rate of 36% for the three months ended June 30, 2013 and 33% for the six months ended June 30, 2013. During the three and six months ended June 30, 2012, the Company recorded income tax expense of $3,145,000 and $5,736,000, respectively, which resulted in an effective tax rate of 35% in each period. The expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and six months ended June 30, 2013) differed from the Company’s recorded income tax provision primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013 and the expiration of a statute of limitation on previously filed returns and certain foreign provision to return true ups. The Company’s effective tax rate for the three and six months ended June 30, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of June 30, 2013 and December 31, 2012 were $18,445,000 and $18,362,000, respectively. As of June 30, 2013 and December 31, 2012, the Company recorded $526,000 and $777,000, respectively, of accrued interest. No significant penalties have been recorded to date.

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

Accumulated other comprehensive loss of $2,906,000 as of June 30, 2013 was comprised of $2,904,000 of foreign currency translation losses and $2,000 of unrealized losses on investments. Accumulated other comprehensive income of $861,000 as of December 31, 2012 was comprised entirely of foreign currency translation gain.

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

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended June 30, 2013
Revenues—reservations	$23,752,000	$3,933,000	$27,685,000
Revenues—subscription	13,298,000	1,755,000	15,053,000
Revenues—other	2,676,000	151,000	2,827,000
Income (loss) from operations	14,835,000	(1,765,000)	13,070,000
Interest income	12,000	—	12,000
Depreciation and amortization expense	3,136,000	982,000	4,118,000
Purchases of property, equipment and software	4,977,000	497,000	5,474,000
Three months ended June 30, 2012
Revenues—reservations	$19,721,000	$2,590,000	$22,311,000
Revenues—subscription	12,265,000	1,662,000	13,927,000
Revenues—other	2,486,000	834,000	3,320,000
Income (loss) from operations	11,374,000	(2,497,000)	8,877,000
Interest income	17,000	—	17,000
Depreciation and amortization expense	1,859,000	1,270,000	3,129,000
Purchases of property, equipment and software	1,959,000	1,050,000	3,009,000
Six months ended June 30, 2013
Revenues—reservations	$47,244,000	$7,498,000	$54,742,000
Revenues—subscription	26,188,000	3,547,000	29,735,000
Revenues—other	5,739,000	850,000	6,589,000
Income (loss) from operations	27,811,000	(4,824,000)	22,987,000
Interest income	31,000	—	31,000
Depreciation and amortization expense	5,685,000	1,975,000	7,660,000
Purchases of property, equipment and software	9,276,000	859,000	10,135,000
Six months ended June 30, 2012
Revenues—reservations	$38,935,000	$5,703,000	$44,638,000
Revenues—subscription	24,165,000	3,302,000	27,467,000
Revenues—other	5,095,000	1,727,000	6,822,000
Income (loss) from operations	21,354,000	(5,087,000)	16,267,000
Interest income	29,000	—	29,000
Depreciation and amortization expense	3,548,000	2,758,000	6,306,000
Purchases of property, equipment and software	4,222,000	2,437,000	6,659,000

(1)                                 A significant majority of the Company’s “Technology” costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company’s reporting segments.

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, India, Japan, Mexico and the United Kingdom. Information regarding the Company’s revenues and long-lived assets by geographic area is presented below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenues:
United States	$37,313,000	$32,429,000	$74,357,000	$64,125,000
United Kingdom	4,410,000	3,902,000	9,065,000	8,429,000
International - all others	3,842,000	3,227,000	7,644,000	6,373,000
	$45,565,000	$39,558,000	$91,066,000	$78,927,000

		As of
	As of June 30,	December 31,
	2013	2012
Long-lived assets(1):
United States	$24,074,000	$16,308,000
United Kingdom	3,495,000	4,083,000
International—all others	1,395,000	1,454,000
Total long-lived assets	$28,964,000	$21,845,000

(1)                                 Includes all non-current assets except deferred tax assets, goodwill, patents and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any of the periods presented above.

11. Subsequent Events

On July 31, 2013, the Company acquired certain assets and liabilities of the Rezbook business from Urbanspoon, an operating business of IAC / InterActiveCorp, for $12 million in cash. Rezbook is a restaurant management system for restaurants. The Company is currently evaluating the purchase price allocation for this transaction. The Company expects to complete its initial purchase price allocation in the third quarter of 2013.

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes approximately 28,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated more than 490 million diners through OpenTable reservations, and during the three months ended June 30, 2013, we seated an average of approximately 12.7 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended June 30, 2013 and 2012, our net revenues were $45.6 million and $39.6 million, respectively. For the six months ended June 30, 2013 and 2012, our net revenues were $91.1 million and $78.9 million, respectively. For the three months ended June 30, 2013 and 2012, our reservation revenues accounted for 61% and 57% of our total revenues, respectively, and 60% and 56% of total revenues for the six months ended June 30, 2013 and 2012, respectively. For the three and six months ended June 30, 2013 and 2012, our subscription revenues accounted for 33% and 35% of our total revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended June 30, 2013 and 2012 represented 13% of our total revenues, and for the six months ended June 30, 2013 and 2012, represented 13% and 14% of our total revenues, respectively. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Programs” in our 2012 Annual Report.

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

Sales and marketing.    Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing employees, including stock-based compensation. Also included are expenses for online marketing, trade shows, public relations and other promotional and marketing activities, travel and entertainment expenses and allocated facilities costs.

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

During the three and six months ended June 30, 2013, we recorded income tax expense of $4.8 million and $7.5 million, respectively, which resulted in an effective tax rate of 36% for the three months ended June 30, 2013 and 33% for the six months ended June 30, 2013. During the three and six months ended June 30, 2012, we recorded income tax expense of $3.1 million and $5.7 million, respectively, which resulted in an effective tax rate of 35% for each respective period. The tax provision and the effective tax rate for the three and six months ended June 30, 2013 did not differ significantly from those of the same period ended June 30, 2012. Our effective tax rates for the three and six months ended June 30, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Factors that impact our income tax provision include, but are not limited to, recognition of federal and state research and development tax benefits and the federal Domestic Manufacturing Deduction.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

REVENUES	$45,565	$39,558	$91,066	$78,927

COSTS AND EXPENSES:
Operations and support (1)	11,458	10,338	22,821	20,858
Sales and marketing (1)	8,955	8,483	19,457	17,343
Technology (1)	4,611	3,610	9,111	6,858
General and administrative (1)	7,471	8,250	16,690	17,601

Total costs and expenses	32,495	30,681	68,079	62,660

Income from operations	13,070	8,877	22,987	16,267
Other income, net	(2)	13	11	30

Income before taxes	13,068	8,890	22,998	16,297
Income tax expense	4,752	3,145	7,541	5,736

NET INCOME	$8,316	$5,745	$15,457	$10,561

Net income per share:
Basic	$0.36	$0.25	$0.68	$0.47
Diluted	$0.35	$0.25	$0.65	$0.46

Weighted average shares outstanding:
Basic	22,826	22,578	22,882	22,557
Diluted	23,747	23,169	23,772	23,164

(1) Stock-based compensation included in above line items:
Operations and support	$223	$333	$246	$634
Sales and marketing	579	1,375	1,706	2,756
Technology	1,167	642	2,230	1,164
General and administrative	1,309	2,903	3,689	6,623
	$3,278	$5,253	$7,871	$11,177

Other Operational Data:
Installed restaurants (at period end):
North America	20,588	18,373	20,588	18,373
International	7,686	6,664	7,686	6,664
Total	28,274	25,037	28,274	25,037

Seated diners (in thousands):
North America	34,955	28,038	69,223	55,754
International	3,271	2,244	6,359	4,498
Total	38,226	30,282	75,582	60,252

Headcount (at period end):
North America	415	418	415	418
International	159	161	159	161
Total	574	579	574	579

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)

Additional Financial Data:
Revenues:
North America
Reservation	$23,752	$19,721	$47,244	$38,935
Subscription	13,298	12,265	26,188	24,165
Other	2,676	2,486	5,739	5,095
Total North America Revenues	$39,726	$34,472	$79,171	$68,195
International
Reservation	$3,933	$2,590	$7,498	$5,703
Subscription	1,755	1,662	3,547	3,302
Other	151	834	850	1,727
Total International Revenues	5,839	5,086	11,895	10,732
Total Revenues	$45,565	$39,558	$91,066	$78,927

Income (loss) from operations:
North America	$14,835	$11,374	$27,811	$21,354
International	(1,765)	(2,497)	(4,824)	(5,087)
Total	$13,070	$8,877	$22,987	$16,267

Depreciation and amortization:
North America	$3,136	$1,859	$5,685	$3,548
International	982	1,270	1,975	2,758
Total	$4,118	$3,129	$7,660	$6,306

Stock-based compensation:
North America	$2,903	$4,791	$7,110	$10,226
International	375	462	761	951
Total	$3,278	$5,253	$7,871	$11,177

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(as a percentage of revenue)

REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	25	26	25	26
Sales and marketing	20	22	21	22
Technology	10	9	10	9
General and administrative	17	21	19	22

Total costs and expenses	72	78	75	79

Income from operations	28	22	25	21
Other income, net	—	—	—	—

Income before taxes	28	22	25	21
Income tax expense	10	8	8	8

NET INCOME	18%	14%	17%	14%

Segments

We have identified two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $34.5 million for the three months ended June 30, 2012, to $39.7 million for the three months ended June 30, 2013, and increased from $68.2 million for the six months ended June 30, 2012 to $79.2 million for the six months ended June 30, 2013. North America reservation revenues increased from $19.7 million for the three months ended June 30, 2012, to $23.8 million for the three months ended June 30, 2013, and increased from $38.9 million for the six months ended June 30, 2012, to $47.2 million for the six months ended June 30, 2013. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $12.3 million for the three months ended June 30, 2012, to $13.3 million for the three months ended June 30, 2013, and increased from $24.2 million for the six months ended June 30, 2012, to $26.2 million for the six months ended June 30, 2013. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased from $11.4 million for the three months ended June 30, 2012, to $14.8 million for the three months ended June 30, 2013, and increased from $21.4 million for the six months ended June 30, 2012, to $27.8 million for the six months ended June 30, 2013. The increase in income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.

Total International revenues increased from $5.1 million for the three months ended June 30, 2012, to $5.8 million for the three months ended June 30, 2013, and increased from $10.7 million for the six months ended June 30, 2012 to $11.9 million for the six months ended June 30, 2013.  International reservation revenues increased from $2.6 million for the three months ended June 30, 2012, to $3.9 million for the three months ended June 30, 2013, and increased from $5.7 million for the six months ended June 30, 2012, to $7.5 million for the six months ended June 30, 2013. International reservation revenues increased in the three months ended June 30, 2013 as a result of an increase in seated diners. International subscription revenues increased from $1.7 million for the three months ended June 30, 2012, to $1.8 million for the three months ended June 30, 2013, and increased from $3.3 million for the six months ended June 30, 2012, to $3.5 million for the six months ended June 30, 2013. International subscription revenues increased as a result of an increase in installed restaurants. International other revenues decreased from $0.8 million for the three months ended June 30, 2012 to $0.1 million for the three months ended June 30, 2013, and decreased from $1.7 million for the six months ended June 30, 2012 to $0.8 million for the six months ended June 30, 2013 due to a change in the pricing of our promotional products from flat rate to pay-for-performance. International loss from operations decreased from $2.5 million for the three months ended June 30, 2012, to $1.8 million for the three months ended June 30, 2013, and decreased from $5.1 million for the six months ended June 30, 2012, to $4.8 million for the six months ended June 30, 2013.  For the three months ended June 30, 2013 compared to the same period in 2012, the decrease in the loss from operations is due primarily to increases in revenue. For the six months ended June 30, 2013 compared to the same period in 2012, the decrease in loss from operations is due to increases in revenue offset in part by increases in marketing spending, specifically the purchasing of pay per click marketing and an offline marketing campaign. Refer to Note 10 to the condensed consolidated financial statements for additional segment information.

Revenues

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
Revenues by Type:
Reservation	$27,685	$22,311	$54,742	$44,638	24%	23%
Subscription	15,053	13,927	29,735	27,467	8%	8%
Other	2,827	3,320	6,589	6,822	-15%	-3%
Total	$45,565	$39,558	$91,066	$78,927	15%	15%

Percentage of Revenues by Type:
Reservation	61%	57%	60%	56%
Subscription	33%	35%	33%	35%
Other	6%	8%	7%	9%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$39,726	$34,472	$79,171	$68,195	15%	16%
International	5,839	5,086	11,895	10,732	15%	11%
Total	$45,565	$39,558	$91,066	$78,927	15%	15%

Percentage of Revenues by Location:
North America	87%	87%	87%	86%
International	13%	13%	13%	14%
Total	100%	100%	100%	100%

Total revenues increased $6.0 million, or 15%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2013 and $12.1 million, or 15%, for the six months ended June 30, 2012 compared to the six months ended June 30, 2012. Reservation revenues increased $5.4 million, or 24%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $10.1 million, or 23%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.1 million, or 8%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $2.3 million, or 8%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues decreased $0.5 million, or 15%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $0.2 million, or 3%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 primarily as a result of a decrease in promotional products in the U.K.

Costs and Expenses

Operations and Support

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
Operations and support	$11,458	$10,338	$22,821	$20,858	11%	9%

Headcount (at period end):
North America	124	143	124	143	-13%	-13%
International	56	59	56	59	-5%	-5%
Total	180	202	180	202	-11%	-11%

Our operations and support expenses increased $1.1 million, or 11%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and $2.0 million, or 9%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in operations and support expense was primarily attributable to an increase of $0.7 million for the three month period and $1.1 million for the six month period in depreciation expense, including amortization of capitalized website and software development costs, and an increase of $0.2 million for the three and six month periods in amortization of intangibles.

Sales and Marketing

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
Sales and marketing	$8,955	$8,483	$19,457	$17,343	6%	12%

Headcount (at period end):
North America	119	126	119	126	-6%	-6%
International	58	63	58	63	-8%	-8%
Total	177	189	177	189	-6%	-6%

Our sales and marketing expenses increased $0.5 million, or 6%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and $2.1 million, or 12%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in sales and marketing expenses for the three month period was primarily attributable to increases in online marketing expenses. The increase in sales and marketing expenses for the six month period was primarily attributable to an offline marketing campaign in the United Kingdom, in addition to increased spending for online marketing expenses. These increases were partially offset by decreases in headcount-related costs, including stock-based compensation expense.

Technology

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
Technology	$4,611	$3,610	$9,111	$6,858	28%	33%

Headcount (at period end):
North America	116	85	116	85	36%	36%
International	24	18	24	18	33%	33%
Total	140	103	140	103	36%	36%

Our technology expenses increased $1.0 million, or 28%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $2.3 million, or 33%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in technology expenses was primarily attributable to an increase of $0.7 million for the three month period and $1.7 million for the six month period in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
General and administrative	$7,471	$8,250	$16,690	$17,601	-9%	-5%

Headcount (at period end):
North America	56	64	56	64	-13%	-13%
International	21	21	21	21	0%	0%
Total	77	85	77	85	-9%	-9%

Our general and administrative expenses decreased $0.8 million, or 9%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, and $0.9 million, or 5%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease in general and administrative expenses was primarily attributable to a decrease of $1.6 million for the three months and $2.3 million for the six months in headcount-related costs, including a decrease of $1.6 million for the three months and $2.9 million for the six months in stock-based compensation expense.

Income Taxes

	Three Months Ended		Six Months Ended		Three	Six
	June 30,		June 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)
Income tax expense	$4,752	$3,145	$7,541	$5,736	51%	31%

Income tax expense increased $1.6 million, or 51%, for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and $1.8 million, or 31%, for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase in income tax expense for the three and six months ended June 30, 2013 compared to the same periods in 2012 reflects the increase in income before taxes. Our effective tax rate has remained relatively consistent between 33% and 36% for the three and six months ended June 30, 2013 and 2012.

Liquidity and Capital Resources

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	$10,135	$6,659
Depreciation and amortization
North America	$5,685	$3,548
International	1,975	2,758
Total depreciation and amortization	$7,660	$6,306

Cash provided by operating activities	$26,659	$27,772
Cash used in investing activities	$(32,797)	$(7,644)
Cash provided by (used in) financing activities	$(15,314)	$974

As of June 30, 2013, we had cash and cash equivalents of $80.9 million and short-term investments of $11.1 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government and agency securities and certificates of deposit.

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

In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016. The credit agreement includes various affirmative and negative covenants, including financial covenants. Failure to comply with these covenants could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants under this credit agreement during the quarter ended and at June 30, 2013. There were no amounts outstanding under this credit facility at June 30, 2013.

Our initial public offering in 2009 raised approximately $34.6 million. Since then, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $80.9 million at June 30, 2013 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the six months ended June 30, 2013, operating activities provided $26.7 million in cash, primarily as a result of net income of $15.5 million, $7.9 million in stock-based compensation, $7.7 million in depreciation and amortization, and a $5.2 million increase in dining rewards payable, offset in part by a $5.0 million decrease in deferred taxes.

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

During the six months ended June 30, 2013, we paid $10.1 million to acquire Foodspotting, Inc., and $2.3 million in cash as partial consideration to acquire JustChalo, Inc. We also purchased $10.1 million of property, equipment and software, net.

In addition to purchases of property, equipment and software, we purchased $10.4 million (net of sales and maturities) of short-term investments in the six months ended June 30, 2013 and purchased $1.0 million (net of sales and maturities) of short-term investments in the six months ended June 30, 2012.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation, as well as repurchases of common stock, beginning in 2011, under our share repurchase programs.

During the six months ended June 30, 2013, we repurchased $23.6 million of common shares (including commissions) under our share repurchase program announced in August 2012.

During the six months ended June 30, 2012, we repurchased $8.7 million of common shares (including commissions) under our share repurchase program announced in November 2011, which concluded in January 2012.

Off Balance Sheet Arrangements

As of June 30, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

As of June 30, 2013, there were no significant changes to our contractual obligations.

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

Foreign Currency Exchange Risk

We have foreign currency risks related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, principally the British pound sterling, the euro, the Japanese yen, the Canadian dollar, the Indian rupee and the Mexican peso. We do not believe movements in the foreign currencies in which we transact will significantly affect future net earnings. Foreign currency risk can be quantified by estimating the change in cash flows resulting from a hypothetical 10% adverse change in foreign exchange rates. We believe such a change would not have a material impact on our results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 – April 30, 2013	161,055	$57.61	161,055	$32,404,426
May 1, 2013 – May 31, 2013	104,400	$57.19	104,400	$26,434,183
June 1, 2013 – June 30, 2013	0	$0.00	0	$26,434,183
Total	265,455	$57.44	265,455

(1)         On August 6, 2012, we announced that our board of directors had approved a $50.0 million share repurchase program, or Share Repurchase Program. As of June 30, 2013, we have purchased an aggregate of 403,255 shares pursuant to the Share Repurchase Program.

Unregistered Sales of Equity Securities

On June 10, 2013, we issued 121,909 shares of common stock as partial consideration for the acquisition of JustChalo Inc.  The issuance was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving any public offering. The recipients of the shares represented that they were accredited investors and that they were acquiring the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates.

Limitations on the Payment of Dividends

Our current line of credit precludes the payment of dividends without the permission of the lender; see Note 7 to our Consolidated Financial Statements in our 2012 Annual Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document.

101.SCH (3)	XBRL Taxonomy Extension Schema Document.

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON
I. Duncan Robertson Chief Financial Officer (Principal Financial Officer and Duly Authorized Signatory)

Date: August 5, 2013

INDEX TO EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2(2)	Amended and Restated Bylaws of OpenTable, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS (3)	XBRL Instance Document.

101.SCH (3)	XBRL Taxonomy Extension Schema Document.

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document.

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

(3)         Pursuant to Rule 406T of SEC Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.