Form 10-Q
period 2013-09-30
OPENTABLE INC
filed 2013-11-06
CIK 1125914

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 4, 2013, 23,271,351 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OPENTABLE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$90,467,000	$102,772,000
Short-term investments	12,283,000	733,000
Accounts receivable, net of allowance for doubtful accounts of $1,416,000 and $1,551,000 at September 30, 2013 and December 31, 2012	22,807,000	22,015,000
Prepaid expenses and other current assets	7,024,000	2,924,000
Deferred tax asset	17,210,000	14,353,000

Total current assets	149,791,000	142,797,000

Property, equipment and software, net	29,854,000	21,271,000
Goodwill	69,798,000	46,304,000
Intagible assets	21,454,000	15,226,000
Deferred tax asset	14,724,000	10,628,000
Other assets	894,000	1,021,000

TOTAL ASSETS	$286,515,000	$237,247,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,389,000	$2,985,000
Accrued expenses	6,453,000	10,862,000
Accrued compensation	5,968,000	5,167,000
Deferred revenue	2,003,000	1,563,000
Deferred tax liabilities	49,000	107,000
Dining rewards payable	35,165,000	27,611,000
Total current liabilities	53,027,000	48,295,000

Deferred revenue — non-current	1,922,000	2,054,000
Deferred tax liabilities	3,673,000	3,268,000
Income tax liabilities	14,737,000	15,639,000
Other long-term liabilities	3,248,000	76,000

Total liabilities	76,607,000	69,332,000

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 25,160,685 and 24,219,627 shares issued, 23,236,210 and 22,898,107 shares outstanding at September 30, 2013 and December 31, 2012	2,000	2,000
Additional paid-in capital	254,204,000	211,408,000
Treasury stock, at cost (1,924,475 and 1,521,520 shares at September 30, 2013 and December 31, 2012)	(74,247,000)	(50,685,000)
Accumulated other comprehensive income	549,000	861,000
Retained earnings	29,400,000	6,329,000

Total stockholders’ equity	209,908,000	167,915,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$286,515,000	$237,247,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

REVENUES	$46,693,000	$39,738,000	$137,759,000	$118,665,000

COSTS AND EXPENSES:
Operations and support	12,829,000	10,544,000	35,650,000	31,402,000
Sales and marketing	10,070,000	8,216,000	29,527,000	25,559,000
Technology	5,194,000	3,741,000	14,305,000	10,599,000
General and administrative	8,385,000	8,072,000	25,075,000	25,673,000

Total costs and expenses	36,478,000	30,573,000	104,557,000	93,233,000

Income from operations	10,215,000	9,165,000	33,202,000	25,432,000
Other income, net	(30,000)	36,000	(19,000)	66,000

Income before taxes	10,185,000	9,201,000	33,183,000	25,498,000
Income tax expense	2,571,000	3,253,000	10,112,000	8,989,000

NET INCOME	$7,614,000	$5,948,000	$23,071,000	$16,509,000

Net income per share (See Note 7):
Basic	$0.33	$0.26	$1.01	$0.73
Diluted	$0.32	$0.26	$0.97	$0.71

Weighted average shares outstanding:
Basic	23,093,000	22,641,000	22,953,000	22,585,000
Diluted	24,043,000	23,261,000	23,868,000	23,188,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net Income	$7,614,000	$5,948,000	$23,071,000	$16,509,000

Foreign currency translation gain (loss)	3,455,000	2,081,000	(310,000)	2,542,000
Unrealized loss on investments	—	—	(2,000)	(3,000)
Other comprehensive income (loss)	3,455,000	2,081,000	(312,000)	2,539,000

COMPREHENSIVE INCOME	$11,069,000	$8,029,000	$22,759,000	$19,048,000

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

OPERATING ACTIVITIES:
Net income	$23,071,000	$16,509,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,825,000	6,635,000
Amortization of intangibles	3,604,000	3,038,000
Provision for doubtful accounts	1,982,000	2,032,000
Stock-based compensation	12,541,000	16,087,000
Write-off of property, equipment and software	530,000	253,000
Deferred taxes	(7,018,000)	(6,009,000)
Excess tax benefit related to stock compensation	(5,351,000)	(9,750,000)
Change in contingent liability	—	(21,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,721,000)	(2,248,000)
Prepaid expenses and other current assets	(4,777,000)	(622,000)
Accounts payable and accrued expenses	1,357,000	12,774,000
Accrued compensation	837,000	455,000
Deferred revenue	331,000	(282,000)
Long-term liabilities	1,048,000	1,404,000
Dining rewards payable	7,539,000	5,063,000

Net cash provided by operating activities	42,798,000	45,318,000

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(16,516,000)	(9,893,000)
Purchases of investments	(14,346,000)	(10,315,000)
Sales and maturities of investments	2,660,000	22,667,000
Acquisition of businesses, net of cash acquired	(24,243,000)	(4,000,000)

Net cash used in investing activities	(52,445,000)	(1,541,000)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	5,351,000	9,750,000
Proceeds from issuance of common stock upon exercise of employee stock options	15,681,000	3,726,000
Repurchases of common stock	(23,562,000)	(8,710,000)

Net cash provided by (used in) financing activities	(2,530,000)	4,766,000

EFFECT OF EXCHANGE RATES ON CASH	(128,000)	96,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,305,000)	48,639,000

CASH AND CASH EQUIVALENTS — Beginning of period	102,772,000	36,519,000

CASH AND CASH EQUIVALENTS — End of period	$90,467,000	$85,158,000

	(Continued)

OPENTABLE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012

SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$23,050,000	$1,474,000
Cash paid for interest expense	$80,000	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$1,629,000	$266,000

Issuance of common stock in connection with acquisition of a business	$8,224,000	$—

Vesting of early exercised stock options	$—	$1,000

See notes to condensed consolidated financial statements (unaudited).	(Concluded)

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

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at September 30, 2013 and December 31, 2012, and the Company’s results of operations for the three and nine months ended September 30, 2013 and 2012, and its cash flows for the nine months ended September 30, 2013 and 2012. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any future period. All references to September 30, 2013 or to the three or nine months ended September 30, 2013 and 2012 in the notes to the condensed consolidated financial statements are unaudited.

Acquisition of Foodspotting, Inc.

In February 2013, the Company acquired all of the outstanding shares of capital stock of Foodspotting, Inc., a provider of a mobile app for finding and sharing photos of food, for a purchase price of $10,100,000 in cash. The Company recorded $6,227,000 of goodwill and $4,300,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from February 6, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Acquisition of JustChalo

In June 2013, the Company acquired JustChalo Inc., a mobile technology company, for a purchase price of $11,000,000, of which $2,300,000 was paid in cash and the remainder through the issuance of 121,909 shares of common stock and an option to purchase 6,478 shares of common stock. The Company recorded $9,644,000 of goodwill and $1,200,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from June 10, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

Acquisition of Rezbook

In July 2013, the Company acquired certain assets and liabilities of the Rezbook business from Urbanspoon, an operating business of IAC/InterActiveCorp, for $12,000,000 in cash. Rezbook is a reservation management system for restaurants. The Company recorded $7,683,000 of goodwill in connection with this acquisition. Additionally, the Company recorded $3,000,000 in customer relationships and $1,400,000 of developed technology which are being amortized over five and two years, respectively. The Company has included the effects of the transaction within the results of operations prospectively from July 31, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

Recently Issued Accounting Standards

As of September 30, 2013, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s condensed consolidated financial statements.

3. Short-Term Investments and Fair Value Measurements

Short-term investments as of September 30, 2013 and December 31, 2012 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At September 30, 2013:
U.S. government and agency securities	$10,079,000	$—	$—	$10,079,000
Certificates of deposit	2,204,000	—	—	2,204,000
Total	$12,283,000	$—	$—	$12,283,000

	Amortized	Unrealized	Unrealized	Estimated Fair
	Cost	Gains	Losses	Market Value

At December 31, 2012:
Certificates of deposit	$733,000	$—	$—	$733,000
Total	$733,000	$—	$—	$733,000

As of December 31, 2012, certain investments with a total estimated fair value of $487,000 had maturity dates of greater than one year but less than five years. As of September 30, 2013, there were no investments that had maturity dates of greater than one year.

The following table represents the Company’s fair value hierarchy for its financial assets:

	September 30, 2013			December 31, 2012
	Aggregate			Aggregate
	Fair Value	Level 1	Level 2	Fair Value	Level 1	Level 2
U.S. government and agency securities	$10,079,000	$—	$10,079,000	$—	$—	$—
Certificates of deposit	2,204,000	—	2,204,000	733,000	—	733,000
Total short-term investments	$12,283,000	$—	$12,283,000	$733,000	$—	$733,000

The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.

4. Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill by geographical reporting unit:

	North America	United Kingdom	Consolidated

Balance as of December 31, 2012	$6,814,000	$39,490,000	$46,304,000
Goodwill related to acquisitions	23,554,000	—	23,554,000
Foreign exchange rate adjustment	—	(60,000)	(60,000)

Total Goodwill as of September 30, 2013	$30,368,000	$39,430,000	$69,798,000

A summary of intangible assets as of September 30, 2013 and December 31, 2012 is as follows:

	September 30,			December 31,
	2013			2012
	Gross Carrying	Accumulated		Gross Carrying	Accumulated
	Value	Amortization	Total	Value	Amortization	Total

Trademarks - finite life	$132,000	$99,000	$33,000	$132,000	$77,000	$55,000
Trademarks - indefinite life	12,276,000	—	12,276,000	12,294,000	—	12,294,000
Customer relationships	11,913,000	8,712,000	3,201,000	8,924,000	7,164,000	1,760,000
Developed technology	9,764,000	3,820,000	5,944,000	2,867,000	1,750,000	1,117,000

Total intangible assets	$34,085,000	$12,631,000	$21,454,000	$24,217,000	$8,991,000	$15,226,000

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $1,488,000 and $1,089,000 for the three months ended September 30, 2013 and 2012, respectively, and $3,604,000 and $3,038,000 for the nine months ended September 30, 2013 and 2012, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2013 (remainder): $1,243,000; 2014: $4,695,000; 2015: $1,690,000; 2016: $600,000; 2017: $600,000 and 2018: 350,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31. The Company performed its annual intangible impairment evaluation as of August 31, 2013 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2012 or September 30, 2013.

For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The evaluation for impairment is performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2013 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2012 or September 30, 2013.

5. Commitments and Contingencies

Contractual Obligations

The Company leases its facilities under operating leases. These leases expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

In September 2012, the Company entered into a new lease for its primary office space in San Francisco, California, which expires in 2020. In connection with the lease, the property owner provided a lease inducement to the Company in the form of a $2.4 million tenant improvement allowance. Construction was completed and the Company moved into the new office space in April 2013. The leasehold improvement asset and the lease incentive liability are being amortized on a straight-line basis over the term of the lease as depreciation expense and as an offset to rent expense, respectively. Effective as of May 2013, the Company entered into an amendment to its primary office space lease for additional space.

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

6. Stockholders’ Equity

Treasury Stock

In November 2011, the Company announced that the Board of Directors authorized the Company to purchase up to $50 million of its outstanding common stock.  During the nine months ended September 30, 2012, the Company purchased 221,763 shares of stock for $8,710,000 (including commissions) under this share repurchase program. This share repurchase program was completed in January 2012.

In August 2012, the Company announced that the Board of Directors authorized the Company to purchase up to an additional $50 million of its outstanding common stock. During the nine months ended September 30, 2013, the Company purchased 402,955 shares of stock for $23,562,000 (including commissions) under this share repurchase program.

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

The following table summarizes the assumptions relating to the Company’s stock options for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Dividend yield	0%	0%	0%	0%
Volatility	47%	53%	47%-54%	52%-55%
Risk-free interest rate	1.71%	0.80%-0.89%	1.02%-1.71%	0.80%-1.27%
Expected term, in years	6.08	6.02-6.08	5.50-6.08	5.27-6.55

The Company granted 47,097 and 214,572 stock options during the three months ended September 30, 2013 and 2012, respectively, and 179,068 and 1,425,481 stock options during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to stock options of $2,873,000 and $3,562,000 for three months ended September 30, 2013 and 2012, respectively, and $9,442,000 and $13,461,000 for the nine months ended September 30, 2013 and 2012, respectively.

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

The Company granted 23,561 and 24,358 RSUs during the three months ended September 30, 2013 and 2012, respectively, and 202,227 and 120,155 RSUs during the nine months ended September 30, 2013 and 2012, respectively. The Company recorded stock-based compensation expense related to RSUs of $1,797,000 and $1,348,000, respectively, for the three months ended September 30, 2013 and 2012, respectively, and $3,099,000 and $2,626,000 for the nine months ended September 30, 2013 and 2012, respectively.

Excess Tax Benefits

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months ended September 30, 2013 and 2012, the Company recorded $4,132,000 and $1,802,000, respectively, of excess tax benefits from stock-based compensation and $5,351,000 and $9,750,000, for the nine months ended September 30, 2013 and 2012, respectively.

7. Net Income Per Share

The Company calculates net income per share in accordance with Topic 260—Earnings per Share.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of such period. 98,000 shares were excluded from the dilutive shares outstanding for the three and nine months ended September 30, 2012, as the performance criteria had not been met as of such date. In June 2013, all remaining non-vested performance-based awards were cancelled. As such, no such shares were included in the dilutive shares outstanding for the three and nine months ended September 30, 2013.

Anti-dilutive shares in the amounts of 213,000 and 1,414,000 were excluded from the dilutive shares outstanding for the three months ended September 30, 2013 and 2012, respectively. Anti-dilutive shares in the amounts of 252,000 and 1,500,000 were excluded from the dilutive shares outstanding for the nine months ended September 30, 2013 and 2012, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Basic net income per common share calculation:
Net income	$7,614,000	$5,948,000	$23,071,000	$16,509,000
Basic weighted average common shares outstanding	23,093,000	22,641,000	22,953,000	22,585,000
Basic net income per share	$0.33	$0.26	$1.01	$0.73

Diluted net income per common share calculation:
Net income	$7,614,000	$5,948,000	$23,071,000	$16,509,000
Weighted average shares used to compute basic net income per share	23,093,000	22,641,000	22,953,000	22,585,000
Effect of potentially dilutive securities:
Employee stock options	803,000	547,000	783,000	548,000
Employee stock awards	147,000	73,000	132,000	55,000
Weighted average shares used to compute diluted net income per share	24,043,000	23,261,000	23,868,000	23,188,000
Diluted net income per share	$0.32	$0.26	$0.97	$0.71

8. Income Taxes

During the three and nine months ended September 30, 2013, the Company recorded income tax expense of $2,571,000 and $10,112,000, respectively, which resulted in an effective tax rate of 25% and 30% in each respective period. During the three and nine months ended September 30, 2012, the Company recorded income tax expense of $3,253,000 and $8,989,000, respectively, which resulted in an effective tax rate of 35% in each respective period. The expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three and nine months ended September 30, 2013) differed from the Company’s recorded income tax provision primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013 and the expiration of a statute of limitations on previously filed returns, the remeasurement of deferred taxes previously recorded upon the acquisition of toptable.co.uk Ltd., now known as OpenTable International Limited (“toptable”), and certain foreign provision to return true-ups. The Company’s effective tax rate for the three and nine months ended September 30, 2013 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits as of September 30, 2013 and December 31, 2012 were $17,401,000 and $18,362,000, respectively. As of September 30, 2013 and December 31, 2012, the Company recorded $535,000 and $777,000, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income. Specifically, it includes cumulative foreign currency translation and unrealized gains (losses) from investments.

Accumulated other comprehensive income of $549,000 and $861,000 as of September 30, 2013 and December 31, 2012, respectively, was comprised entirely of foreign currency translation gains.

10. Segment Information

The Company operates in one industry—online restaurant reservations and guest management solutions. The Company has two reportable segments as defined by Topic 280 — Segment Reporting: North America and International. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker for both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Three months ended September 30, 2013
Revenues—reservations	$23,768,000	$4,080,000	$27,848,000
Revenues—subscription	13,910,000	1,900,000	15,810,000
Revenues—other	2,933,000	102,000	3,035,000
Income (loss) from operations	12,028,000	(1,813,000)	10,215,000
Interest income	14,000	—	14,000
Depreciation and amortization expense	3,734,000	1,035,000	4,769,000
Purchases of property, equipment and software	5,922,000	459,000	6,381,000
Three months ended September 30, 2012
Revenues—reservations	$19,193,000	$2,718,000	$21,911,000
Revenues—subscription	12,510,000	1,754,000	14,264,000
Revenues—other	2,789,000	774,000	3,563,000
Income (loss) from operations	11,581,000	(2,416,000)	9,165,000
Interest income	22,000	—	22,000
Depreciation and amortization expense	1,912,000	1,455,000	3,367,000
Purchases of property, equipment and software	2,482,000	752,000	3,234,000
Nine months ended September 30, 2013
Revenues—reservations	$71,012,000	$11,578,000	$82,590,000
Revenues—subscription	40,098,000	5,447,000	45,545,000
Revenues—other	8,672,000	952,000	9,624,000
Income (loss) from operations	39,839,000	(6,637,000)	33,202,000
Interest income	45,000	—	45,000
Depreciation and amortization expense	9,419,000	3,010,000	12,429,000
Purchases of property, equipment and software	15,198,000	1,318,000	16,516,000
Nine months ended September 30, 2012
Revenues—reservations	$58,128,000	$8,421,000	$66,549,000
Revenues—subscription	36,675,000	5,056,000	41,731,000
Revenues—other	7,884,000	2,501,000	10,385,000
Income (loss) from operations	32,935,000	(7,503,000)	25,432,000
Interest income	51,000	—	51,000
Depreciation and amortization expense	5,460,000	4,213,000	9,673,000
Purchases of property, equipment and software	6,704,000	3,189,000	9,893,000

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

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, India, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenues:
United States	$38,227,000	$32,322,000	$112,584,000	$96,447,000
United Kingdom	4,573,000	3,986,000	13,638,000	12,415,000
International - all others	3,893,000	3,430,000	11,537,000	9,803,000
	$46,693,000	$39,738,000	$137,759,000	$118,665,000

	As of	As of
	September 30,	December 31,
	2013	2012
Long-lived assets(1):
United States	$25,628,000	$16,308,000
United Kingdom	3,370,000	4,083,000
International—all others	1,355,000	1,454,000
Total long-lived assets	$30,353,000	$21,845,000

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

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 30,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated more than 530 million diners through OpenTable reservations, and during the three months ended September 30, 2013, we seated an average of approximately 12.8 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended September 30, 2013 and 2012, our net revenues were $46.7 million and $39.7 million, respectively. For the nine months ended September 30, 2013 and 2012, our net revenues were $137.8 million and $118.7 million, respectively. For the three months ended September 30, 2013 and 2012, our reservation revenues accounted for 60% and 55% of our total revenues, respectively, and 60% and 56% of total revenues for the nine months ended September 30, 2013 and 2012, respectively. For the three months ended September 30, 2013 and 2012, our subscription revenues accounted for 34% and 36% of our total revenues, respectively, and 33% and 35% of revenues for the nine months ended September 30, 2013 and 2012, respectively.

In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three and nine months ended September 30, 2013 and 2012 represented 13% of our total revenues. We intend to continue to incur substantial expenses in advance of recognizing material related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are reported net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Programs” in our 2012 Annual Report.

Costs and Expenses

Operations and support.  Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of intangibles, resulting from various acquisitions, and capitalized website and software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2012 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

Sales and marketing.  Our sales and marketing expenses consist primarily of salaries, benefits and incentive compensation for sales and marketing employees, including stock-based compensation. Also included are expenses for online and offline marketing, trade shows, public relations and other promotional and marketing activities, travel and entertainment expenses and allocated facilities costs.

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

Other Income, Net

Other income, net consists primarily of interest income earned on our cash accounts and interest expense associated with our line of credit and letter of credit on our San Francisco, California office lease. Foreign exchange gains and losses are also included in other income, net.

Income Taxes

We are subject to income tax in the United States as well as other tax jurisdictions in which we conduct business. Earnings from our non-U.S. activities are subject to local country income tax and may also be subject to current U.S. income tax.

During the three and nine months ended September 30, 2013, we recorded income tax expense of $2.6 million and $10.1 million, respectively, which resulted in an effective tax rate of 25% for the three months ended September 30, 2013 and 30% for the nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, we recorded income tax expense of $3.3 million and $9.0 million, respectively, which resulted in an effective tax rate of 35% for each respective period. The tax provision and the effective tax rate for the three and nine months ended September 30, 2013 differ from those of the same periods ended September 30, 2012 primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013, the expiration of a statute of limitations on previously filed returns, the re-measurement of deferred taxes previously recorded upon the acquisition of toptable.co.uk Ltd. (now known as OpenTable International Limited), or toptable, and certain foreign provision to return true-ups. Our effective tax rates for the three and nine months ended September 30, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

REVENUES	$46,693	$39,738	$137,759	$118,665

COSTS AND EXPENSES:
Operations and support (1)	12,829	10,544	35,650	31,402
Sales and marketing (1)	10,070	8,216	29,527	25,559
Technology (1)	5,194	3,741	14,305	10,599
General and administrative (1)	8,385	8,072	25,075	25,673

Total costs and expenses	36,478	30,573	104,557	93,233

Income from operations	10,215	9,165	33,202	25,432
Other income, net	(30)	36	(19)	66

Income before taxes	10,185	9,201	33,183	25,498
Income tax expense	2,571	3,253	10,112	8,989

NET INCOME	$7,614	$5,948	$23,071	$16,509

Net income per share:
Basic	$0.33	$0.26	$1.01	$0.73
Diluted	$0.32	$0.26	$0.97	$0.71

Weighted average shares outstanding:
Basic	23,093	22,641	22,953	22,585
Diluted	24,043	23,261	23,868	23,188

(1) Stock-based compensation included in above line items:

Operations and support	$261	$332	$507	$966
Sales and marketing	997	1,290	2,703	4,046
Technology	1,535	1,020	3,765	2,184
General and administrative	1,877	2,268	5,566	8,891
	$4,670	$4,910	$12,541	$16,087

Other Operational Data:
Installed restaurants (at period end):
North America	23,287	18,975	23,287	18,975
International	7,677	7,385	7,677	7,385
Total	30,964	26,360	30,964	26,360

Seated diners (in thousands):
North America	35,150	27,438	104,373	83,192
International	3,364	2,302	9,723	6,800
Total	38,514	29,740	114,096	89,992

Headcount (at period end):
North America	438	425	438	425
International	166	162	166	162
Total	604	587	604	587

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)

Additional Financial Data:
Revenues:
North America
Reservation	$23,768	$19,193	$71,012	$58,128
Subscription	13,910	12,510	40,098	36,675
Other	2,933	2,789	8,672	7,884
Total North America Revenues	$40,611	$34,492	$119,782	$102,687
International
Reservation	$4,080	$2,718	$11,578	$8,421
Subscription	1,900	1,754	5,447	5,056
Other	102	774	952	2,501
Total International Revenues	6,082	5,246	17,977	15,978
Total Revenues	$46,693	$39,738	$137,759	$118,665

Income (loss) from operations:
North America	$12,028	$11,581	$39,839	$32,935
International	(1,813)	(2,416)	(6,637)	(7,503)
Total	$10,215	$9,165	$33,202	$25,432

Depreciation and amortization:
North America	$3,734	$1,912	$9,419	$5,460
International	1,035	1,455	3,010	4,213
Total	$4,769	$3,367	$12,429	$9,673

Stock-based compensation:
North America	$4,297	$4,221	$11,407	$14,447
International	373	689	1,134	1,640
Total	$4,670	$4,910	$12,541	$16,087

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(as a percentage of revenue)
REVENUES	100%	100%	100%	100%

COSTS AND EXPENSES:
Operations and support	27	27	26	25
Sales and marketing	22	21	22	22
Technology	11	9	10	9
General and administrative	18	20	18	22

Total costs and expenses	78	77	76	78

Income from operations	22	23	24	22
Other income, net	—	—	—	—

Income before taxes	22	23	24	22
Income tax expense	6	8	7	8

NET INCOME	16%	15%	17%	14%

Segments

We have two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $34.5 million for the three months ended September 30, 2012, to $40.6 million for the three months ended September 30, 2013, and increased from $102.7 million for the nine months ended September 30, 2012 to $119.8 million for the nine months ended September 30, 2013. North America reservation revenues increased from $19.2 million for the three months ended September 30, 2012, to $23.8 million for the three months ended September 30, 2013, and increased from $58.1 million for the nine months ended September 30, 2012, to $71.0 million for the nine months ended September 30, 2013. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $12.5 million for the three months ended September 30, 2012, to $13.9 million for the three months ended September 30, 2013, and increased from $36.7 million for the nine months ended September 30, 2012, to $40.1 million for the nine months ended September 30, 2013. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased from $11.6 million for the three months ended September 30, 2012, to $12.0 million for the three months ended September 30, 2013, and increased from $32.9 million for the nine months ended September 30, 2012, to $39.8 million for the nine months ended September 30, 2013. The increase in income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.

Total International revenues increased from $5.2 million for the three months ended September 30, 2012, to $6.1 million for the three months ended September 30, 2013, and increased from $16.0 million for the nine months ended September 30, 2012 to $18.0 million for the nine months ended September 30, 2013.  International reservation revenues increased from $2.7 million for the three months ended September 30, 2012, to $4.1 million for the three months ended September 30, 2013, and increased from $8.4 million for the nine months ended September 30, 2012, to $11.6 million for the nine months ended September 30, 2013. International reservation revenues increased as a result of an increase in seated diners. International subscription revenues increased from $1.8 million for the three months ended September 30, 2012, to $1.9 million for the three months ended September 30, 2013, and increased from $5.1 million for the nine months ended September 30, 2012, to $5.4 million for the nine months ended September 30, 2013. International subscription revenues increased as a result of an increase in installed restaurants. International other revenues decreased from $0.8 million for the three months ended September 30, 2012 to $0.1 million for the three months ended September 30, 2013, and decreased from $2.5 million for the nine months ended September 30, 2012 to $1.0 million for the nine months ended September 30, 2013 due to a change in the pricing of our promotional products from a flat rate to a pay-for-performance model, which is now classified as reservation revenues.

International loss from operations decreased from $2.4 million for the three months ended September 30, 2012, to $1.8 million for the three months ended September 30, 2013, and decreased from $7.5 million for the nine months ended September 30, 2012, to $6.6 million for the nine months ended September 30, 2013.  The decrease in the loss from operations is due to increases in revenue partially offset by increases in marketing spending, specifically the purchasing of pay per click marketing and an offline marketing campaign.  Refer to Note 10 to the condensed consolidated financial statements for additional segment information.

Revenues

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

Revenues by Type:
Reservation	$27,848	$21,911	$82,590	$66,549	27%	24%
Subscription	15,810	14,264	45,545	41,731	11%	9%
Other	3,035	3,563	9,624	10,385	-15%	-7%
Total	$46,693	$39,738	$137,759	$118,665	18%	16%

Percentage of Revenues by Type:
Reservation	60%	55%	60%	56%
Subscription	34%	36%	33%	35%
Other	6%	9%	7%	9%
Total	100%	100%	100%	100%

Revenues by Location:
North America	$40,611	$34,492	$119,782	$102,687	18%	17%
International	6,082	5,246	17,977	15,978	16%	13%
Total	$46,693	$39,738	$137,759	$118,665	18%	16%

Percentage of Revenues by Location:
North America	87%	87%	87%	87%
International	13%	13%	13%	13%
Total	100%	100%	100%	100%

Total revenues increased $7.0 million, or 18%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $19.1 million, or 16%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Reservation revenues increased $5.9 million, or 27%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $16.0 million, or 24%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.5 million, or 11%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and $3.8 million, or 9%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues decreased $0.5 million, or 15%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and decreased $0.8 million, or 7%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily as a result of a decrease in promotional revenue in the U.K.

Costs and Expenses

Operations and Support

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

Operations and support	$12,829	$10,544	$35,650	$31,402	22%	14%

Headcount (at period end):
North America	127	150	127	150	-15%	-15%
International	60	56	60	56	7%	7%
Total	187	206	187	206	-9%	-9%

Our operations and support expenses increased $2.3 million, or 22%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and $4.2 million, or 14%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in operations and support expense was primarily attributable to increases in depreciation and amortization of $1.2 million for the three months and $2.5 million for the nine months ended September 30, 2013. Also contributing to the increase were increases in headcount-related costs, including stock-based compensation expense, of $0.3 million for the three months and $0.1 million for the nine months ended September 30, 2013.

Sales and Marketing

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

Sales and marketing	$10,070	$8,216	$29,527	$25,559	23%	16%

Headcount (at period end):
North America	127	121	127	121	5%	5%
International	60	65	60	65	-8%	-8%
Total	187	186	187	186	1%	1%

Our sales and marketing expenses increased $1.9 million, or 23%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and $4.0 million, or 16%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in sales and marketing expenses for the three-month period was primarily attributable to increases in online marketing expenses. The increase in sales and marketing expenses for the nine-month period was primarily attributable to an offline marketing campaign in the U.K., in addition to increased spending for online marketing expenses. The nine-month increases were partially offset by decreases in headcount-related costs, including stock-based compensation expense.

Technology

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

Technology	$5,194	$3,741	$14,305	$10,599	39%	35%

Headcount (at period end):
North America	125	90	125	90	39%	39%
International	25	19	25	19	32%	32%
Total	150	109	150	109	38%	38%

Our technology expenses increased $1.5 million, or 39%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and $3.7 million, or 35%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in technology expense was primarily attributable to increases in headcount-related costs, including stock-based compensation expense, of $0.7 million and $2.4 million for the three and nine months ended September 30, 2013, respectively. Also contributing to the increase were increases for allocated facilities costs in connection with the new office facility.

General and Administrative

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

General and administrative	$8,385	$8,072	$25,075	$25,673	4%	-2%

Headcount (at period end):
North America	59	64	59	64	-8%	-8%
International	21	22	21	22	-5%	-5%
Total	80	86	80	86	-7%	-7%

Our general and administrative expenses increased $0.3 million, or 4%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, and decreased $0.6 million, or 2%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The increase in general and administrative expenses for the three months ended September 30, 2013 was primarily attributable to an increase of $0.4 million in legal, accounting and tax services. The decrease in general and administrative expenses for the nine months ended September 30, 2013 was primarily attributable to a $2.4 million decrease in headcount-related costs, including stock-based compensation expense, offset by increases in professional services and allocated facilities costs, primarily in connection with the new office facility.

Income Taxes

	Three Months Ended		Nine Months Ended		Three	Nine
	September 30,		September 30,		Month	Month
	2013	2012	2013	2012	% Change	% Change
	(Dollars in thousands)

Income tax expense	$2,571	$3,253	$10,112	$8,989	-21%	12%

Income tax expense decreased $0.7 million, or 21%, for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 and increased $1.1 million, or 12%, for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. This resulted in an effective tax rate of 25% and 30% for the three and nine months ended September 30, 2013, respectively, compared to an effective tax rate of 35% for both the three- and nine-month periods ended September 30, 2012. The tax provision and the effective tax rate for the three and nine months ended September 30, 2013 differ from those of the same periods ended September 30, 2012 primarily due to discrete items resulting from the reinstatement of the 2012 federal research and development tax credit in January 2013, the expiration of a statute of limitations on previously filed returns, the re-measurement of deferred taxes previously recorded upon the acquisition of toptable, and certain foreign provision to return true-ups. Our effective tax rates for the three and nine months ended September 30, 2013 are not necessarily indicative of the effective tax rate that may be expected for fiscal year 2013.

Liquidity and Capital Resources

	Nine Months Ended
	September 30,
	2013	2012
	(in thousands)

Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	16,516	9,893
Depreciation and amortization
North America	9,419	5,460
International	3,010	4,213
Total depreciation and amortization	12,429	9,673

Cash provided by operating activities	42,798	45,318
Cash used in investing activities	(52,445)	(1,541)
Cash provided by (used in) financing activities	(2,530)	4,766

As of September 30, 2013, we had cash and cash equivalents of $90.5 million and short-term investments of $12.3 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government and agency securities. Short-term investments consist of U.S. government and agency securities and certificates of deposit.

Amounts deposited with third-party financial institutions exceed the Federal Deposit Insurance Corporation and Securities Investor Protection Corporation, or SIPC, insurance limits, as applicable. These cash, cash equivalents and short-term investment balances could be impacted if the underlying financial institutions fail or are subjected to other adverse conditions in the financial markets. To date we have experienced no loss or lack of access to our invested cash, cash equivalents or short-term investments; however, we can provide no assurances that access to our invested cash, cash equivalents and short-term investments will not be impacted by adverse conditions in the financial markets, including any failure by the U.S. government to service its debts in a timely manner.

In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016. The credit agreement includes various affirmative and negative covenants, including financial covenants. Failure to comply with these covenants could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants under this credit agreement during the quarter ended and at September 30, 2013. There were no amounts outstanding under this credit facility at September 30, 2013.

Our initial public offering in 2009 raised $34.6 million. Since then, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $90.5 million at September 30, 2013 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the nine months ended September 30, 2013, operating activities provided $42.8 million in cash, primarily as a result of net income of $23.1 million, $12.5 million in stock-based compensation, $12.4 million in depreciation and amortization, and a $7.5 million increase in dining rewards payable, partially offset by a $7.0 million decrease in deferred taxes.

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

During the nine months ended September 30, 2013, we paid $10.1 million to acquire Foodspotting, Inc., $2.3 million in cash as partial consideration to acquire JustChalo, Inc., and $12.0 million to acquire the Rezbook business from Urbanspoon. We also purchased $16.5 million of property, equipment and software, net, $4.5 million of which was related to the build out of the new office facility in San Francisco, California.

In addition to purchases of property, equipment and software, we purchased $11.7 million (net of sales and maturities) of short-term investments in the nine months ended September 30, 2013 compared to $12.4 million (net of purchases) of short-term investments sold in the nine months ended September 30, 2012.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation, as well as repurchases of common stock, beginning in 2011, under our share repurchase programs.

During the nine months ended September 30, 2013, we repurchased $23.6 million of common shares (including commissions) under our share repurchase program announced in August 2012.

During the nine months ended September 30, 2012, we repurchased $8.7 million of common shares (including commissions) under our share repurchase program announced in November 2011, which concluded in January 2012.

Off Balance Sheet Arrangements

As of September 30, 2013, we did not have any off balance sheet arrangements.

Contractual Obligations

As of September 30, 2013, there were no material changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	First Amendment to Lease, effective as of May 31, 2013, by and between OpenTable, Inc. and Post-Montgomery Associates.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON

I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: November 6, 2013

INDEX TO EXHIBITS

3.1 (1)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.

3.2 (2)	Amended and Restated Bylaws of OpenTable, Inc.

10.1	First Amendment to Lease, effective as of May 31, 2013, by and between OpenTable, Inc. and Post-Montgomery Associates.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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