Form 10-K
period 2013-12-31
OPENTABLE INC
filed 2014-02-21
CIK 1125914

Use these links to rapidly review the document

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-34357
OPENTABLE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3374049 (I.R.S. Employer Identification Number)
One Montgomery Street, 7th Floor San Francisco, CA (Address of principal executive offices)	94104 (Zip Code)
(415) 344-4200
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, $0.0001 par value	The NASDAQ Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of June 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of voting stock held by non-affiliates of the registrant was $1,432,018,000.
As of February 20, 2014, the number of shares of the registrant's common stock outstanding was 23,449,459.
Documents Incorporated by Reference
Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III.

OPENTABLE, INC.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report includes forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	the impact of worldwide economic conditions, including the resulting effect on consumer spending;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively manage our growth;

•	our ability to attract new restaurant customers;

•	our ability to acquire new users for our websites and mobile apps;

•	our ability to retain existing restaurant customers and diners or encourage repeat reservations;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of people using devices other than personal computers to access the Internet;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to provide a high-quality customer experience through our products and services;

•	our ability to successfully manage any acquisitions of businesses, solutions or technologies;

•	the impact of fluctuations in currency exchange rates;

•	the success of our marketing efforts;

•	interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect our intellectual property, including our proprietary ERB and Connect products;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to obtain third-party licenses on commercially reasonable terms;

•	our ability to choose and effectively manage third-party service providers;

•	changes in search engine algorithms and dynamics, or search engine disintermediation;

•	our ability to prevent disclosure of our confidential information and the confidential information of our customers;

•	compliance with and changes in government regulation affecting us or our business, including privacy laws and regulations;

•	our ability to obtain additional capital;

•	the effects of natural or man-made catastrophic events;

•	changes in our tax rates or exposure to additional tax liabilities;

•	our expansion into new products, services, technologies and geographic regions;

•	restrictions on our business imposed by the agreements governing our senior secured revolving credit facility;

•	the effectiveness of our internal controls;

•	the expansion of social media platforms;

•	seasonal patterns in restaurant dining;

•	changes in consumer behavior and any related impact on the restaurant industry, especially in the geographic markets in which we operate; and

•	other risk factors included under "Risk Factors" in this report.
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
ITEM 1.    BUSINESS
Overview
OpenTable, Inc. (together with its subsidiaries, "OpenTable," the "Company," "our," "we" or "us") was incorporated on October 13, 1998, and is a Delaware corporation. We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 31,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 575 million diners through OpenTable reservations, and during the three months ended December 31, 2013, we seated an average of approximately 14.7 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2013 and 2012, our net revenues were $190.1 million and $161.6 million, respectively. For the twelve months ended December 31, 2013 and 2012, our reservation revenues accounted for 60% and 56% of our total revenues, respectively, our subscription revenues accounted for 33% and 35% of our total revenues, respectively, and our other revenues accounted for 7% and 9% of our total revenues, respectively.
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
We initially focused on acquiring a critical mass of local restaurant customers in four metropolitan areas: Chicago, New York, San Francisco and Washington, D.C. These markets have since developed into active, local networks of restaurants and diners that have continued to grow. We have applied and continue to apply the same fundamental strategy in developing and penetrating our other markets in the United States, Canada and Mexico. In 2004, we began to selectively expand into countries outside of North America that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2013, 2012 and 2011 were $25.6 million, $22.3 million and $20.9 million, respectively, or 13%, 14% and 15% of our total revenues, respectively.
We measure our business geographically based on two segments: North America and International. Additional information required by this item is incorporated herein by reference to Note 13—"Segment Information" of the Notes to the consolidated financial statements.
Restaurant Industry Background
The commercial restaurant industry is broadly divided into "quick-service" and "full-service" segments. We target our offerings to full-service restaurants that accept reservations. We believe based on our internal estimates that our ERB has a target audience of approximately 35,000 restaurants and Connect has a target audience of approximately 20,000 restaurants in North America. In 2013, we believe these restaurants seated approximately 740 million diners through reservations, though this number may fluctuate annually with economic and other conditions.
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

Diner Behavior and Trends
For many diners, part of the appeal of dining out is experiencing a variety of restaurants. Therefore, diners value sources that help them discover new restaurants and provide information about these restaurants. Historically, diners learned about restaurants through word of mouth and local print media, such as dining guides, newspapers and magazines. While diners continue to value personal recommendations, the Internet, including desktop and mobile sites and apps, now puts a wealth of restaurant information at their fingertips. However, arguably the most important piece of information—what restaurants can accommodate a dining party—has been missing from online dining sources. As a result, when it comes to booking a restaurant reservation, diners have had to use the phone instead of the Internet.
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
The Internet and mobile applications have the potential to redefine the reservation experience for diners and streamline the operations and increase the return on marketing spend for reservation-taking restaurants. In order for diners to fully embrace online restaurant reservations, they need real-time access to table inventory across a broad selection of local restaurants and the ability to instantly book confirmed reservations around-the-clock.
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
Our websites and mobile apps give diners real-time access to tables at restaurants on the OpenTable network. As more local restaurants are added to the network, the utility provided to diners increases and more diners discover the benefits of researching restaurants and making reservations on our website and mobile apps. The more diners who use our services to make their dining decisions, the more value we deliver to our restaurant customers and the more restaurants are attracted to our network.
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

•
Choose a restaurant.  In response to their searches on our websites or via our mobile apps, diners are presented with a list of restaurants with available reservations at their desired dining times. Diners may also click on a restaurant listing to view additional information, including restaurant descriptions, diner reviews, photos and menus. As of December 31, 2013, OpenTable diners had submitted nearly 25 million restaurant reviews. While making their restaurant choices, diners using our websites may also consult the OpenTable Diners' Choice lists that highlight restaurants that are most highly rated by OpenTable diners, for example, Best Overall, Best Italian, Most Romantic or Good for Groups.

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

•
Produce and maintain superior solutions.  We continue to evolve our restaurant solutions based on more than a decade of in-field experience as well as feedback from our installed base of more than 31,000 restaurant customers.

Additionally, we will continue to optimize our websites and mobile apps through insights gained from the experience of seating over 575 million diners through online reservations.

•
Leverage our direct sales force.  Over the last fifteen years, we have expended considerable resources to build a direct sales force skilled at selling the benefits of OpenTable to reservation-taking restaurants, which operate in an industry that is highly fragmented. We will continue to leverage our skilled direct sales force to add more restaurants to the network.

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
Restaurant Software and Hardware and Related Solutions
The ERB is an integrated solution consisting of proprietary OpenTable software that is installed on a dedicated, touchscreen computer system at the restaurant's host stand and supported by various asset-protection and security tools. The ERB provides reservation management, table and floor management, guest management, marketing and a number of other business processes. This functionality has evolved through ten major software releases over fifteen years based on feedback from and experience with thousands of restaurant customers. The software is deployed globally and built on a foundation that supports rapid translation into local languages.
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

Diner Websites and Mobile Solutions
We design, build and operate our websites and mobile sites and apps in North America, as well as Germany, Japan and the United Kingdom. In the United Kingdom, our service for diners operates under the toptable brand. Our websites and mobile sites and apps maintain around-the-clock communications with restaurants on our online reservation network. As a result, any change made at these restaurants to the table inventory that affects our websites and mobile sites and apps is updated on our websites and mobile sites and apps in real time, and diners using our websites and mobile sites and apps get current inventory information on every search request, typically within a few seconds. We offer our free mobile apps on iOS, Android and Windows Mobile Platforms. Our mobile solutions leverage the OpenTable network to enable diners on-the-go to view real-time table availability at restaurants and book free, confirmed reservations. To date, over 110 million diners have been seated in North America through OpenTable reservations made on a mobile device.
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
Marketing to Diners
We generally benefit from significant word-of-mouth referrals. In addition, we optimize our websites to improve our positioning in natural search engine results, and we invest in a variety of online and offline marketing to introduce diners to our service. We selectively invest in different forms of online and offline marketing, including paid-search advertising, mobile marketing, offline advertising, and other forms of marketing designed to grow our diner base. We encourage repeat usage through our points-based loyalty programs, OpenTable Dining Rewards, which allow diners to earn Dining Points when they make and honor OpenTable reservations.
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

•
Restaurant Telephone Support.  After the initial installation and training, restaurants may contact OpenTable via a toll-free number to receive technical support and follow-up training as part of our monthly service fee. Live telephone support is available 24 hours per day, seven days a week.

Most routine support cases are handled by our three third-party customer support partners. Our North American customers are served by two vendors both located in the U.S. In addition, one of these vendors also has agents located in Costa Rica. The other support partner is in Europe for our European customers. When necessary, the support partners escalate calls to our in-house support team located at either our headquarters in San Francisco (for North American escalations) or our London office (for European escalations). Our support partners receive equivalent training and access to the same tools as the San Francisco and London support teams.

•
Consumer Support for Website and Mobile App Users.  In addition to phone support, diners and our restaurants with questions about OpenTable have access to a variety of online services, including a community that hosts discussions, forums, blogs and events and offers a list of frequently asked questions, or FAQs. Both our diners and restaurants may reach support through email to our support team via a web-based form. We use a commercially available community platform and an email management system to queue, assign, track, escalate, categorize and report on these email inquiries.

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
Development
We devote a substantial portion of our resources to developing new solutions and enhancing existing solutions, conducting product testing and quality assurance testing, improving core technology and strengthening our technological expertise in the restaurant table management and reservation market. In addition, over the past few years, we have acquired several private companies and have acquired talent and technology through these acquisitions. As of December 31, 2013, our technology group consisted of 172 employees, who are focused on new feature development for existing solutions and the design of new solutions. For the twelve month periods ended December 31, 2013, 2012, and 2011, technology expenses totaled $20.1 million, $14.6 million and $14.7 million, respectively. Technology expenses were net of capitalized website and internal-

use software development costs of $11.4 million, $7.3 million and $3.4 million (including $1.4 million, $0.8 million and $0.4 million of capitalized stock-based compensation expense) for the twelve month periods ended December 31, 2013, 2012, and 2011, respectively.
Seasonality
The restaurant industry business is somewhat seasonal, with increases in dining at reservation-taking restaurants tied to certain holidays and restaurant-industry promotions. As a result, we typically experience higher sequential growth in diners seated during the first and fourth quarters, as compared with the second and third quarters.
Intellectual Property
Our success depends upon our ability to protect our core technology and intellectual property. To accomplish this, we rely on a combination of intellectual property rights, including trade secrets, patents, copyrights and trademarks, as well as contractual restrictions. We enter into confidentiality and proprietary rights agreements with our employees, consultants and business partners, and we maintain controls to limit access to and distribution of our proprietary information.
We have one issued patent which expires in 2020 and eighteen patent applications pending in the United States. We have five patent applications pending in Europe, three patent applications pending in each of Canada and Australia, three patent applications pending in India, and one patent application pending in Japan. We intend to pursue corresponding patent coverage in additional countries to the extent we believe such coverage is appropriate and cost effective.
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
Competition
We face significant competition in all aspects of our business. Specifically, we compete for reservation-taking restaurants and diners. The bases upon which we compete differ among these two groups as discussed below.
Competition for Reservation-Taking Restaurants
The traditional competitor for our restaurant software and hardware solutions is the pen-and-paper reservation book. Paper-based reservation books enjoy the advantage of being extremely familiar and simple; however, they are also time-consuming, error-prone, manual and not easily reproduced in case of loss or damage. Through our sales efforts, we explain the benefits of automation to restaurants including greater operational efficiency, superior guest recognition and service and the ability to fill additional seats by offering reservations over the Internet.
We also compete with reservation management software companies, point of sale providers and waitlist management system providers. Competitors for our solutions also include products and services that enable restaurants to allocate tables for online booking as well as custom-built solutions, such as restaurant-developed solutions, ticketing software and private dining software.
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
In international markets that we entered more recently and where we have not yet achieved a high degree of penetration, we face more intense competition. We believe that, over time, the advantages that have established us as a leading provider in North America will help us as we compete in international markets.
Our restaurant marketing products compete with other online discounting and group buying services as well as traditional restaurant marketing opportunities.
Competition for Diners
Our primary competitor for diners making reservations is the phone. The phone enjoys two inherent advantages over online reservations. First, every restaurant and diner has a phone. Second, making reservations by phone is a familiar, ingrained experience for diners. Other competitors include other online reservation services, allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory and reservation resellers.
In order to compete effectively for diners making reservations, our websites and mobile apps must offer diners a critical mass of local restaurants from which to choose and access to reservation inventory comparable to that available by phone and other competitors. When combined with the growing number of restaurant customers, the OpenTable online reservation network achieves these requirements by communicating directly and in real time with the OpenTable solution at each restaurant. Additionally, we offer diners all the conveniences and time savings associated with finding and choosing local restaurants and booking reservations online, including the ability to: book reservations around-the-clock, even when restaurants are closed; find available tables in real time across a selection of local restaurants; view diner reviews, menus, photos and other important restaurant information; receive immediate confirmation of the reservation via email; change or cancel reservations online; and earn Dining Reward Points, redeemable for Dining Checks accepted by our restaurant customers.
We also compete for the attention of diners with companies that operate, or could develop, websites and mobile apps as well as offline resources providing restaurant information and related services. We face competition from online and offline sources of restaurant information, including search engines, review sites, dining guides and directories, travel guides, newspapers, magazines and web blogs. We compete for diners primarily on the basis of the quality of the consumer experience, the utility of the data and services we provide, the breadth, depth and accuracy of information, and brand awareness and reputation. We believe we compete favorably on these factors. However, any of our future or existing competitors may introduce different solutions that attract diners or provide solutions similar to our own but with better branding or marketing resources.
Employees
As of December 31, 2013, we had 625 full-time equivalent employees including 182 in operations and support, 189 in sales and marketing, 172 in technology and 82 in general and administrative functions. None of our employees are covered by collective bargaining agreements.
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
Our revenues and operating results could vary significantly from quarter to quarter and year to year because of a variety of factors, many of which are outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful. In addition to other risk factors discussed in this section, factors that may contribute to the variability of our quarterly and annual results include:

•	our ability to accurately forecast revenues and appropriately plan our expenses;

•	the impact of worldwide economic conditions, including the resulting effect on consumer spending;

•	our ability to maintain an adequate rate of growth;

•	our ability to effectively manage our growth;

•	our ability to attract new restaurant customers;

•	our ability to acquire new users for our websites and mobile apps;

•	our ability to retain existing restaurant customers and diners or encourage repeat reservations;

•	the effects of increased competition in our business;

•	our ability to keep pace with changes in technology and our competitors;

•	the impact of people using devices other than personal computers to access the Internet;

•	our ability to successfully enter new markets and manage our international expansion;

•	our ability to provide a high-quality customer experience through our products and services;

•	our ability to successfully manage any acquisitions of businesses, solutions or technologies;

•	the impact of fluctuations in currency exchange rates;

•	the success of our marketing efforts;

•	interruptions in service and any related impact on our reputation;

•	the attraction and retention of qualified employees and key personnel;

•	our ability to protect our intellectual property, including our proprietary ERB and Connect products;

•	costs associated with defending intellectual property infringement and other claims;

•	our ability to obtain third-party licenses on commercially reasonable terms;

•	our ability to choose and effectively manage third-party service providers;

•	changes in search engine algorithms and dynamics, or search engine disintermediation;

•	our ability to prevent disclosure of our confidential information and the confidential information of our customers;

•	compliance with and changes in government regulation affecting us or our business, including privacy laws and regulations;

•	our ability to obtain additional capital;

•	the effects of natural or man-made catastrophic events;

•	changes in our tax rates or exposure to additional tax liabilities;

•	our expansion into new products, services, technologies and geographic regions;

•	restrictions on our business imposed by the agreements governing our senior secured revolving credit facility;

•	the effectiveness of our internal controls;

•	the expansion of social media platforms;

•	seasonal patterns in restaurant dining; and

•	changes in consumer behavior and any related impact on the restaurant industry, especially in the geographic markets in which we operate.
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
Deterioration or volatility of the U.S. or global economic environment may adversely affect our business, operating results and financial condition. Moreover, the majority of our restaurant customers are located in major metropolitan areas like London, New York City and the San Francisco Bay Area, and to the extent any one of these geographic areas experiences any of the above described conditions to a greater extent than other geographic areas, the material adverse effect on our financial condition and operating results could be exacerbated.
Our recent growth rate will likely not be sustainable and a failure to maintain an adequate growth rate will adversely affect our net income and our business.
Our revenues have grown rapidly, increasing from $139.5 million in 2011, to $161.6 million in 2012, to $190.1 million in 2013 representing a compound annual growth rate of 17%. We do not expect to sustain our recent growth rate in future periods, and you should not rely on the revenue growth of any prior quarterly or annual periods as an indication of our future performance. If we are unable to maintain adequate revenue growth, our net income will be adversely affected, and we may not have adequate resources to execute our business strategy.

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
In the twelve months ended December 31, 2013, almost all of our revenues were generated by our restaurant customers. Restaurants that use our ERB pay us a one-time installation fee, a monthly subscription fee for the use of our hardware and software, and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Our growth depends in large part on increasing the number of our restaurant customers, increasing the number of users of our websites and mobile apps and then converting those persons into diners who use our websites and mobile apps to make restaurant reservations. Either category of customers may decide not to continue to use our solutions in favor of other means of reserving tables or because of budgetary constraints, pricing or other reasons.
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
We face significant competition for reservation-taking restaurants and diners. The traditional competitor for our restaurant software and hardware solutions is the pen-and-paper reservation book. We also compete with reservation management software companies, point of sale providers and waitlist management system providers. Competitors for our restaurant solutions also include products and services that enable restaurants to allocate tables for online booking as well as custom-built solutions, such as restaurant-developed solutions, ticketing software and private dining software.
Our primary competitor for diners making reservations is the phone. Other competitors for diners making reservations include other online reservation services, allocation-based reservation-taking websites that offer diners the ability to book reservations for a limited selection of restaurant table inventory and reservation resellers. We also compete for the attention of diners with companies that operate, or could develop, websites and mobile apps as well as offline resources providing restaurant information and related services. We face competition from online and offline sources of restaurant information, including search engines, review sites, dining guides and directories, travel guides, newspapers, magazines and web blogs.
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
Our success will depend, in part, on our ability to expand our offerings and markets and grow our business in response to changing technologies, customer demands and competitive pressures. In some circumstances, we may determine to do so through the acquisition of complementary businesses, solutions or technologies rather than through internal development. During 2013, we acquired Foodspotting, Inc., JustChalo Inc. and Quickcue, LLC, as well as the Rezbook business from Urbanspoon, an operating business of IAC/InterActiveCorp. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not be able to successfully complete identified acquisitions. Furthermore, even if we successfully complete an acquisition, we may not be able to successfully assimilate, integrate and maintain the business, technologies, solutions, personnel or operations of the company that we acquired, particularly if key personnel of an acquired company decide not to work for us. In addition, we may issue equity securities to complete an acquisition, which would dilute our stockholders' ownership and could adversely affect the price of our common stock. Acquisitions may also involve the entry into geographic or business markets in which we have little or no prior experience. Consequently, we may not achieve anticipated benefits of the acquisitions which could harm our operating results.
We face risks associated with currency exchange rate fluctuations.
For the twelve months ended December 31, 2013, we incurred approximately 24% of our operating expenses in pounds sterling, euros, yen and other foreign currencies, while most of our revenues were denominated in U.S. dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to other currencies affect our revenues, costs and expenses, and operating margins, and result in foreign currency transaction gains and losses. To date, we have not engaged in exchange rate hedging activities. Even if we were to implement hedging strategies to mitigate this risk, these strategies might not eliminate our exposure to foreign exchange rate fluctuations and would involve costs and risks of their own, such as ongoing management time and expertise, external costs to implement the hedging activities and potential accounting implications.
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
Failure to comply with federal, state and international privacy laws and regulations, or the expansion of current or the enactment of new privacy laws or regulations, could adversely affect our business.

A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. The existing privacy-related laws and regulations are evolving and subject to potentially differing interpretations. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. Several Internet companies have incurred substantial penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business. In addition, a failure or perceived failure to comply with industry standards or with our own privacy policies and practices could result in a loss of restaurant customers and diners and adversely affect our business.
We may require additional capital to respond to business opportunities, acquisitions, challenges, or unforeseen circumstances. If such capital is not available to us, our business, operating results and financial condition may be harmed.
We may require additional capital to expand our business. However, additional funds may not be available when we need them, on terms that are acceptable to us, or at all. Any debt financing secured by us could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. For example, in January 2013, we entered into a credit agreement with Wells Fargo Bank, National Association for a senior secured revolving credit facility of $50.0 million, which contains various restrictive covenants applicable to us. If we do not have funds available to enhance our solutions, maintain the competitiveness of our technology or pursue business opportunities, we may not be able to service our existing customers or acquire new customers. In addition, if we do not have funds available to make strategic acquisitions, we may not be able to expand our business. The inability to raise additional capital could have an adverse effect on our business, operating results and financial condition. See “--The agreements governing our senior secured revolving credit facility impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.”
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
Outbreaks of pandemic or contagious diseases may also cause people to refrain from dining at restaurants. Furthermore, we cannot predict the effects that actual or threatened armed conflicts, terrorist attacks, efforts to combat terrorism or heightened security requirements could have on our operations, the economy or consumer confidence generally. Any of these events could affect consumer spending patterns in general or dining patterns in particular, or affect our restaurant customers due to security measures.
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

Our expansion into new products, services and technologies subjects us to additional business, legal, financial and competitive risks.
We may have limited or no experience in our newer offerings, and our restaurants and diners may not adopt our new offerings. These offerings may present new and difficult technology challenges, and we may be subject to claims if customers of these offerings experience service disruptions or failures or other quality issues. In addition, profitability, if any, in our newer activities may be lower than in our older activities, and we may not be successful enough in these newer activities to recoup our investments in them. If any of this were to occur, it could damage our reputation, limit our growth and negatively affect our operating results.
The agreements governing our senior secured revolving credit facility impose restrictions on us that limit the discretion of management in operating our business and that, in turn, could impair our ability to meet our obligations under our debt.
The agreements governing our senior secured revolving credit facility include restrictive covenants that, among other things, restrict our ability to:

•	incur additional debt or liens;

•	make certain investments;

•	merge, consolidate or enter into any similar combination with any other person;

•	dispose of property in certain circumstances;

•	make certain payments, including in connection with dividends and stock repurchases;

•	make fundamental changes in our business or enter into new lines of business; or

•	enter into transactions with affiliates.

In addition, our senior secured revolving credit facility includes other restrictions, including requirements to maintain certain financial ratios and levels of liquidity. These covenants could materially and adversely affect our ability to finance our future operations or capital needs. Furthermore, they may restrict our ability to expand, to pursue our business strategies and otherwise to conduct our business. Our ability to comply with these covenants may be affected by circumstances and events beyond our control, such as prevailing economic conditions and changes in regulations, and we cannot assure you that we will be able to comply. Our failure to comply with the terms and covenants in our indebtedness could lead to a default under the terms of the governing agreements, and our obligations under such agreements may be accelerated upon the occurrence of an event of default under such agreements.
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
The expansion of social media platforms presents new risks and challenges, which could have an adverse effect on our results of operations and financial condition.
The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of consumer data. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have an adverse effect on our results of operations and financial condition.

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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
Our principal executive offices are located in San Francisco, California, in a 50,965 square-foot facility, under a lease expiring on April 30, 2020. We also have regional offices in Los Angeles, California; Boulder, Colorado; Chicago, Illinois; New York, New York; Chattanooga, Tennessee; Frankfurt, Germany; London, England; Mexico City, Mexico; Tokyo, Japan; and Mumbai, India.
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
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Market under the symbol "OPEN". The following table shows the high and low sale prices per share of our common stock as reported on the NASDAQ Global Market for the periods indicated:

	2013		2012
	High	Low	High	Low
First Quarter	$63.77	$48.81	$52.64	$37.95
Second Quarter	$72.18	$54.38	$46.00	$35.62
Third Quarter	$78.36	$61.50	$50.29	$33.53
Fourth Quarter	$87.48	$65.38	$50.61	$41.65
On February 20, 2014, the closing price as reported on The NASDAQ Global Market of our common stock was $74.86 per share. As of February 20, 2014, we had approximately 83 holders of record of our common stock.
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
The following graph shows a comparison from May 21, 2009 (the date our common stock commenced trading on The NASDAQ Global Market) through December 31, 2013 of cumulative total return for our common stock, the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index assume reinvestment of dividends.

COMPARISON OF FORTY-FOUR MONTH CUMULATIVE TOTAL RETURN*
Among OpenTable, Inc., the NASDAQ Composite Index
And the NASDAQ-100 Technology Sector Index

*    $100 invested in stock on 5/21/09 in index-including reinvestment of dividends
Purchases of Equity Securities
None.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements, related notes and other financial information included elsewhere in this document. The consolidated income statements data for the years ended December 31, 2013, 2012 and 2011 and the consolidated balance sheets data as of December 31, 2013 and 2012 are derived from our audited consolidated financial statements included elsewhere in this report. The consolidated income statements data for the years ended December 31, 2010 and 2009 and the consolidated balance sheets data as of December 31, 2011, 2010 and 2009 are derived from our audited consolidated financial statements not included in this report. Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
REVENUES	$190,050	$161,632	$139,518	$98,991	$68,596
COSTS AND EXPENSES:
Operations and support(1)	48,185	41,908	39,350	27,803	20,736
Sales and marketing(1)	41,926	34,531	28,697	21,673	15,525
Technology(1)	20,089	14,564	14,691	12,345	10,043
General and administrative(1)	33,421	34,080	24,157	19,252	13,608
Total costs and expenses	143,621	125,083	106,895	81,073	59,912
Income from operations	46,429	36,549	32,623	17,918	8,684
Other income, net	(10)	99	98	241	346
Income before taxes	46,419	36,648	32,721	18,159	9,030
Income tax expense	13,034	12,676	11,167	4,080	3,963
NET INCOME	$33,385	$23,972	$21,554	$14,079	$5,067
Net income per share:
Basic	$1.45	$1.06	$0.92	$0.62	$0.28
Diluted	$1.39	$1.03	$0.88	$0.58	$0.22
Weighted average shares outstanding:
Basic	23,042	22,639	23,525	22,602	17,352
Diluted	23,974	23,249	24,436	23,979	22,467
_______________________________________________________________________________

(1)	Stock-based compensation included in above line items:

Operations and support	$787	$1,297	$1,665	$943	$320
Sales and marketing	3,675	5,174	2,054	1,872	764
Technology	5,088	3,285	1,703	1,547	516
General and administrative	7,237	10,890	5,307	3,689	1,218
	$16,787	$20,646	$10,729	$8,051	$2,818

	Years Ended December 31,
	2013	2012	2011	2010	2009
Other Operational Data:
Installed restaurants (at period end):
North America	23,824	19,801	17,150	13,795	10,850
International	7,729	7,716	7,969	6,254	1,501
Total	31,553	27,517	25,119	20,049	12,351
Seated diners (in thousands):
North America	144,143	113,053	89,533	62,430	41,909
International	13,964	9,771	7,141	2,925	957
Total	158,107	122,824	96,674	65,355	42,866
Headcount (at period end):
North America	461	423	398	344	256
International	164	157	160	149	63
Total	625	580	558	493	319
Additional Financial Data:
Revenues:
North America	$164,461	$139,338	$118,654	$90,108	$64,751
International	25,589	22,294	20,864	8,883	3,845
Total	$190,050	$161,632	$139,518	$98,991	$68,596
Income (loss) from operations:
North America	$54,260	$45,674	$44,007	$26,039	$14,591
International	(7,831)	(9,125)	(11,384)	(8,121)	(5,907)
Total	$46,429	$36,549	$32,623	$17,918	$8,684
Depreciation and amortization:
North America	$13,485	$7,532	$6,852	$6,036	$4,752
International	3,723	5,216	5,153	1,532	476
Total	$17,208	$12,748	$12,005	$7,568	$5,228
Stock-based compensation:
North America	$15,266	$18,493	$7,713	$7,117	$2,610
International	1,521	2,153	3,016	934	208
Total	$16,787	$20,646	$10,729	$8,051	$2,818

	December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$100,283	$102,772	$36,519	$33,444	$19,807
Short-term investments	14,263	733	13,411	9,080	50,221
Property, equipment and software, net	30,972	21,271	16,150	14,612	11,516
Working capital	104,836	94,502	48,570	37,679	61,788
Total assets	310,971	237,247	163,815	149,896	100,331
Dining rewards payable	37,509	27,611	20,827	15,398	11,611
Total stockholders' equity	230,262	167,915	110,227	102,145	73,405

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this report, particularly in Risk Factors.
Overview
We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 31,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 575 million diners through OpenTable reservations, and during the three months ended December 31, 2013, we seated an average of approximately 14.7 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the twelve months ended December 31, 2013, 2012 and 2011, our net revenues were $190.1 million, $161.6 million and $139.5 million, respectively. For the twelve months ended December 31, 2013, 2012 and 2011, our reservation revenues accounted for 60%, 56% and 53% of our total revenues, respectively, our subscription revenues accounted for 33%, 35% and 36% of our total revenues, respectively, and our other revenues accounted for 7%, 9% and 11% of our total revenues, respectively.
In 2004, we began to selectively expand outside of North America into countries that are characterized by large numbers of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the twelve months ended December 31, 2013, 2012 and 2011 were $25.6 million, $22.3 million and $20.9 million, respectively, or 13%, 14% and 15% of our total revenues, respectively.
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
Costs and Expenses
Operations and support.    Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation of restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of intangibles, resulting from various acquisitions, and capitalized website and software development costs (see "Critical Accounting Policies and Estimates—Website and Software Development

Costs" below). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.
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
Other Income, Net
Other income, net consists primarily of interest income, financing costs and foreign exchange gains and losses.
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
We believe that the assumptions and estimates associated with revenue recognition, the points-based loyalty program, website and software development costs and income taxes have the greatest potential impact on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information on all of our significant accounting policies, please see Note 2 of the accompanying notes to our consolidated financial statements.
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

If a diner does not make a seated reservation within any 12-month period, then his or her account is considered inactive and the Dining Points balance is reset to zero. As is typical with points-based incentive programs, many Dining Points expire unused. In addition, some Dining Checks are never used. The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is recorded at the time the points are earned by the diner (i.e., when the diner is "seated" by the restaurant). We estimate the liability for the issued Dining Points by analyzing historical patterns of redemption and check-cashing activity. These historical patterns are evaluated in light of any current or proposed program changes that may impact future point redemption. Actual redemption rates could differ from our estimates used in assessing the contra-revenue amounts and corresponding liability, particularly if participation in our premium listings programs, with higher point awards, increases. These differences could materially affect reservation revenues. For example, an increase of 10% in the estimated redemption rate as of December 31, 2013 would result in a reduction in revenues for the year of $6.8 million and an increase in the dining rewards payable liability at year end of 19%.
We recognize the corresponding liability associated with Dining Points as contra-revenue in accordance with ASC Topic 605-50—Revenue Recognition-Customer Payments and Incentives.
Valuation of Long-Lived and Intangible Assets, Including Goodwill
Long-lived, indefinite-lived and intangible assets are reviewed for impairment whenever events or changes in circumstances or a triggering event, such as service discontinuance or technological obsolescence, indicate that the carrying amount of the long-lived asset may not be recoverable. Determining whether a triggering event has occurred often involves significant judgment from management. When such events occur, we compare the carrying amount of the asset to the undiscounted expected future cash flows related to the asset. If the comparison indicates that an impairment exists, the amount of the impairment is calculated and a charge is recorded. The amount of the impairment is determined to be the difference between the carrying amount and the fair value of the asset. If a readily determinable market price does not exist for the asset, fair value is estimated using discounted expected cash flows attributable to the asset. Significant judgment and estimates are involved in any impairment evaluation and our estimates, including estimates used in determining future cash flows.
We test goodwill for impairment at least annually. We review goodwill for impairment as of August 31 and whenever events or changes in circumstances indicate that the carrying amount of this asset may exceed its fair value. Our assessment is performed at the reporting unit level. We have elected to skip the optional step of performing a qualitative review. The goodwill evaluation for impairment is performed using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to the book value, including goodwill. If the fair value of a reporting unit exceeds the book value, goodwill is not considered impaired. If the book value exceeds the fair value, the second step of the process is performed to measure the amount of impairment. The process of evaluating goodwill for impairment under the two-step model involves the determination of the fair value of our reporting units. The fair value of the reporting units is determined using discounted future cash flows. Forecasts of future cash flow are based on management's best estimate of future revenues and operating expenses, based primarily on expected growth in installed restaurants, seated diners, pricing and general economic conditions. Changes in these forecasts could significantly change the amount of impairment recorded, if any.
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
The fair value of our North America reporting unit, which carries approximately $39.0 million in goodwill, substantially exceeds the carrying value, indicating no impairment in goodwill for the North America reporting unit. The fair value of the U.K. reporting unit, which carries approximately $40.3 million in goodwill, also substantially exceeds the carrying value, indicating no goodwill impairment for the U.K. reporting unit.
During the year, management monitored the actual performance of the business units relative to the fair value assumptions used during our annual goodwill impairment test. For the periods presented, no triggering events were identified that required an update to our annual impairment test. As a measure of sensitivity, a 10% decrease in the fair value of either of our reporting units as of December 31, 2013 would have had no impact on the carrying value of our goodwill.
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
As of December 31, 2013, it was considered "more likely than not" that our deferred tax assets would be realized, with the exception of certain foreign tax credit carryforwards and certain foreign net operating losses which did not meet the "more likely than not" realizability threshold. A valuation allowance of approximately $0.9 million as of December 31, 2013 will result in an income tax benefit if and when we conclude it is more likely than not that the related deferred tax assets will be realized.

Results of Operations
The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
REVENUES	$190,050	$161,632	$139,518
COSTS AND EXPENSES:
Operations and support(1)	48,185	41,908	39,350
Sales and marketing(1)	41,926	34,531	28,697
Technology(1)	20,089	14,564	14,691
General and administrative(1)	33,421	34,080	24,157
Total costs and expenses	143,621	125,083	106,895
Income from operations	46,429	36,549	32,623
Other income, net	(10)	99	98
Income before taxes	46,419	36,648	32,721
Income tax expense	13,034	12,676	11,167
NET INCOME	$33,385	$23,972	$21,554
Net income per share:
Basic	$1.45	$1.06	$0.92
Diluted	$1.39	$1.03	$0.88
Weighted average shares outstanding:
Basic	23,042	22,639	23,525
Diluted	23,974	23,249	24,436
_______________________________________________________________________________

(1)	Stock-based compensation included in above line items:

Operations and support	$787	$1,297	$1,665
Sales and marketing	3,675	5,174	2,054
Technology	5,088	3,285	1,703
General and administrative	7,237	10,890	5,307
	$16,787	$20,646	$10,729
Other Operational Data:
Installed restaurants (at period end):
North America	23,824	19,801	17,150
International	7,729	7,716	7,969
Total	31,553	27,517	25,119
Seated diners (in thousands):
North America	144,143	113,053	89,533
International	13,964	9,771	7,141
Total	158,107	122,824	96,674
Headcount (at period end):
North America	461	423	398
International	164	157	160
Total	625	580	558

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Additional Financial Data:
Revenues:
North America
Reservation	$98,088	$78,929	$62,751
Subscription	54,377	49,371	44,784
Other	11,996	11,038	11,119
Total North America Revenues	164,461	139,338	118,654
International
Reservation	$16,995	$12,099	$11,464
Subscription	7,468	6,890	5,983
Other	1,126	3,305	3,417
Total International Revenues	25,589	22,294	20,864
Total Revenues	$190,050	$161,632	$139,518
Income (loss) from operations:
North America	$54,260	$45,674	$44,007
International	(7,831)	(9,125)	(11,384)
Total	$46,429	$36,549	$32,623
Depreciation and amortization:
North America	$13,485	$7,532	$6,852
International	3,723	5,216	5,153
Total	$17,208	$12,748	$12,005
Stock-based compensation:
North America	$15,266	$18,493	$7,713
International	1,521	2,153	3,016
Total	$16,787	$20,646	$10,729

	Years Ended December 31,
	2013	2012	2011
REVENUES	100%	100%	100%
COSTS AND EXPENSES:
Operations and support	25%	26%	28%
Sales and marketing	22%	21%	21%
Technology	11%	9%	11%
General and administrative	18%	21%	17%
Total costs and expenses	76%	77%	77%
Income from operations	24%	23%	23%
Other income, net	—%	—%	—%
Income before taxes	24%	23%	23%
Income tax expense	7%	8%	8%
NET INCOME	17%	15%	15%

Segments
We have identified two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $118.7 million in 2011, to $139.3 million in 2012, to $164.5 million in 2013. North America reservation revenues increased from $62.8 million in 2011, to $78.9 million in 2012, to $98.1 million in 2013. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $44.8 million in 2011, to $49.4 million in 2012, to $54.4 million in 2013. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations increased from $44.0 million in 2011, to $45.7 million in 2012, to $54.3 million in 2013. The increase in North America income from operations is due to revenue increases exceeding the increase in expenses, due to operational efficiencies.
Total International revenues increased from $20.9 million in 2011, to $22.3 million in 2012, to $25.6 million in 2013. International reservation revenues increased from $11.5 million in 2011, to $12.1 million in 2012, to $17.0 million in 2013. International reservation revenues increased as a result of an increase in seated diners. International subscription revenues increased from $6.0 million in 2011, to $6.9 million in 2012, to $7.5 million in 2013. International subscription revenues increased in 2012 as a result of an increase in the number of installed restaurants from which we generated meaningful revenues. In the second quarter of 2012, we relaunched the toptable site and simultaneously removed restaurants from our installed restaurant base that did not migrate to OpenTable technology. Most of the restaurants that did not migrate were restaurants from which we had been generating little to no revenues. After adjusting for this one-time event, installed restaurants on OpenTable technology increased 62% from December 31, 2011 to December 31, 2012. International loss from operations decreased from $11.4 million in 2011, to $9.1 million in 2012, and further decreased to $7.8 million in 2013. The decrease in the loss in 2012 and 2013 was due primarily to the increase in revenue, as a result of significant increases in marketing spend, which generated an increase in seated diners. Refer to Note 13 to the consolidated financial statements for additional segment information.

Years ended December 31, 2013, 2012 and 2011
Revenues

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
Installed restaurants (at period end):
North America	23,824	19,801	17,150	20%	15%
International	7,729	7,716	7,969	—%	(3)%
Total	31,553	27,517	25,119	15%	10%
Seated diners (in thousands):
North America	144,143	113,053	89,533	28%	26%
International	13,964	9,771	7,141	43%	37%
Total	158,107	122,824	96,674	29%	27%
Revenues by type:
Reservation	$115,083	$91,028	$74,215	26%	23%
Subscription	61,845	56,261	50,767	10%	11%
Other	13,122	14,343	14,536	(9)%	(1)%
Total	$190,050	$161,632	$139,518	18%	16%
Percentage of revenues by type:
Reservation	60%	56%	53%
Subscription	33%	35%	36%
Other	7%	9%	11%
Total	100%	100%	100%
Revenues by location:
North America	$164,461	$139,338	$118,654	18%	17%
International	25,589	22,294	20,864	15%	7%
Total	$190,050	$161,632	$139,518	18%	16%
Percentage of revenues by location:
North America	87%	86%	85%
International	13%	14%	15%
Total	100%	100%	100%
2013 compared to 2012.    Total revenues increased by $28.4 million, or 18%, from the year ended December 31, 2012 to the year ended December 31, 2013. Reservation revenues increased to $115.1 million in the year ended December 31, 2013 from $91.0 million in the year ended December 31, 2012, an increase of $24.1 million, or 26%. Reservation revenues increased as a result of an increase in seated diners. Subscription revenues increased to $61.8 million in the year ended December 31, 2013 from $56.3 million in the year ended December 31, 2012, an increase of $5.6 million, or 10%. Subscription revenues increased due to the increase in installed ERB restaurants. Other revenues decreased to $13.1 million in the year ended December 31, 2013 from $14.3 million in the year ended December 31, 2012, a decrease of $1.2 million, or 9%. Other revenues decreased primarily due to the change in the pricing of our promotional products from a flat rate to a pay-for-performance model, which is now classified as reservation revenues.
2012 compared to 2011.    Total revenues increased by $22.1 million, or 16%, from the year ended December 31, 2011 to the year ended December 31, 2012. Reservation revenues increased to $91.0 million in the year ended December 31, 2012 from $74.2 million in the year ended December 31, 2011, an increase of $16.8 million, or 23%. Reservation revenues increased as a result of an increase in seated diners. Subscription revenues increased to $56.3 million in the year ended December 31, 2012 from $50.8 million in the year ended December 31, 2011, an increase of $5.5 million, or 11%. Subscription revenues increased due to the increase in installed ERB restaurants. Other revenues decreased slightly to $14.3 million in the year ended December 31, 2012 from $14.5 million in the year ended December 31, 2011, a decrease of $0.2 million, or 1%. Other revenues decreased primarily as a result of a decrease in sales of third-party restaurant coupons, which we stopped selling at the end of 2011, partially offset by an increase in revenue from advertising sales, featured private dining listings, other product offerings and gift card sales, which we began selling in August 2012.
Costs and Expenses
Operations and Support

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
Operations and support	$48,185	$41,908	$39,350	15%	7%
Headcount (at period end):
North America	128	149	138	(14)%	8%
International	54	55	54	(2)%	2%
Total	182	204	192	(11)%	6%
2013 compared to 2012.    Operations and support expenses for the year ended December 31, 2013 were $48.2 million compared to $41.9 million for the year ended December 31, 2012, an increase of $6.3 million, or 15%. The increase in operations and support expenses was primarily attributable to a $2.3 million increase in amortization of capitalized website and software development costs, an increase of $1.2 million in amortization of intangibles, resulting from various acquisitions, and an increase of $0.5 million in depreciation expense. Also contributing to the increase was a $0.6 million increase in referral payments to partners and affiliates.
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
Sales and Marketing

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
Sales and marketing	$41,926	$34,531	$28,697	21%	20%
Headcount (at period end):
North America	130	122	112	7%	9%
International	59	57	68	4%	(16)%
Total	189	179	180	6%	(1)%
2013 compared to 2012.    Sales and marketing expenses for the year ended December 31, 2013 were $41.9 million compared to $34.5 million for the year ended December 31, 2012, an increase of $7.4 million, or 21%. The increase in sales and marketing expenses was primarily attributable to increases in online and offline marketing expenses.
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

Technology

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
Technology	$20,089	$14,564	$14,691	38%	(1)%
Headcount (at period end):
North America	141	90	87	57%	3%
International	31	23	16	35%	44%
Total	172	113	103	52%	10%
2013 compared to 2012.    Technology expenses for the year ended December 31, 2013 were $20.1 million compared to $14.6 million for the year ended December 31, 2012, an increase of $5.5 million, or 38%. The increase in technology expenses was primarily attributable to a $3.6 million increase in headcount-related costs, including stock-based compensation expense. Also contributing to the increase were increases for allocated facilities costs in connection with the new office facility.
2012 compared to 2011.    Technology expenses for the year ended December 31, 2012 were $14.6 million compared to $14.7 million for the year ended December 31, 2011, a decrease of $0.1 million, or 1%. The decrease in technology expenses was primarily attributable to a $0.1 million decrease in headcount-related costs, including stock-based compensation expense.
General and Administrative

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
General and administrative	$33,421	$34,080	$24,157	(2)%	41%
Headcount (at period end):
North America	62	62	61	—%	2%
International	20	22	22	(9)%	—%
Total	82	84	83	(2)%	1%
2013 compared to 2012.    General and administrative expenses for the year ended December 31, 2013 were $33.4 million compared to $34.1 million for the year ended December 31, 2012, a decrease of $0.7 million, or 2%. The decrease in general and administrative expenses was primarily attributable to a $2.7 million decrease in headcount-related costs, including stock-based compensation expense, offset by increases in professional services and allocated facilities costs, primarily in connection with the new office facility.
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
Income Taxes

	Years Ended December 31,
				2012 to 2013% Change	2011 to 2012% Change
	2013	2012	2011
	(Dollars in thousands)
Income tax expense	$13,034	$12,676	$11,167	3%	14%
2013 compared to 2012.   Income tax expense for the year ended December 31, 2013 was $13.0 million compared to income tax expense of $12.7 million for the year ended December 31, 2012. Our effective income tax rate in 2013 was 28%

down from 35% in 2012. The decrease in the effective income tax rate is primarily due to a tax reserve release resulting from a lapse in the statute of limitations and non-recurring changes in estimates in the Company's tax provision.
2012 compared to 2011.    Income tax expense for the year ended December 31, 2012 was $12.7 million compared to income tax expense of $11.2 million for the year ended December 31, 2011. Our effective income tax rate in 2012 was 34.6% up slightly from 34.1% in 2011.
Liquidity and Capital Resources

	Years Ended December 31,
	2013	2012	2011
	(In thousands)
Consolidated Statements of Cash Flows Data:
Purchases of property and equipment	$20,753	$13,438	$9,584
Depreciation and amortization
North America	13,485	7,532	6,852
International	3,723	5,216	5,153
Total depreciation and amortization	17,208	12,748	12,005
Cash flows from operating activities	66,009	61,269	42,071
Cash flows used in investing activities	(70,100)	(4,841)	(13,931)
Cash flows from (used in) financing activities	2,278	9,740	(24,781)
As of December 31, 2013, we had cash and cash equivalents of $100.3 million and short-term investments of $14.3 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit.
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
In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016. The credit agreement includes an unused line fee, the costs of which are recorded in interest expense. The credit agreement includes various affirmative and negative covenants, including financial covenants. Failure to comply with these covenants under this credit agreement could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants under this credit agreement during the twelve months ended and at December 31, 2013. There were no amounts outstanding under this credit facility at December 31, 2013.
Our initial public offering in 2009 raised approximately $34.6 million. Since then, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $100.3 million at December 31, 2013, and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.
Operating Activities
For the twelve months ended December 31, 2013, operating activities provided $66.0 million in cash, primarily as a result of net income of $33.4 million, $16.8 million in stock-based compensation, $17.2 million in depreciation and amortization and a $9.9 million increase in dining rewards payable, partially offset by a $7.1 million decrease in deferred taxes.
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
During the twelve months ended December 31, 2013, we paid $10.1 million to acquire Foodspotting, Inc., $2.3 million in cash as partial consideration to acquire JustChalo Inc., $12.0 million to acquire the Rezbook business from Urbanspoon, and $11.5 million to acquire Quickcue, LLC. We also purchased $20.8 million of property, equipment and software, net, $4.5 million of which was related to the build out of the new office facility in San Francisco, California.
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
Financing Activities
Our primary financing activities consist of proceeds from the issuance of common stock pursuant to our equity incentive plans and the excess tax benefit related to stock-based compensation, as well as repurchases of common stock, beginning in 2011, under our share repurchase programs.
During the twelve months ended December 31, 2013, we repurchased $23.6 million of common shares (including commissions) under our share repurchase program.
During the twelve months ended December 31, 2012, we repurchased $8.7 million (including commissions) of common shares under our share repurchase programs.
During the twelve months ended December 31, 2011, we repurchased $41.3 million (including commissions) of common shares under the share repurchase program that we concluded in January 2012.
Off Balance Sheet Arrangements
As of December 31, 2013, we did not have any off balance sheet arrangements.
Contractual Obligations
We lease our primary office space in San Francisco, California and other locations under various non-cancelable operating leases that expire in or prior to 2020. We have no debt obligations, other than a $50.0 million senior secured revolving credit facility for working capital and other general corporate purposes, under which we have not borrowed to date. This revolving credit facility expires in January 2016. Additionally, all property, equipment and software have been purchased for cash, and accordingly we have no capital lease obligations. Finally, we have no material long-term purchase obligations outstanding with any vendors or third parties, or any other long-term liabilities. The following table sets forth, as of December 31, 2013, payments due under our operating lease obligations.

Payments Under Operating Leases
(In thousands)
Year ending December 31:
2014	$2,326
2015	2,052
2016	1,995
2017	1,987
2018	2,004
Thereafter	2,741
Total	$13,105
As of December 31, 2013, in addition to the obligations in the table above, we had approximately $15.6 million of income tax liabilities, including interest and penalties, related to uncertain tax positions. Due to the high degree of uncertainty regarding the settlement of these liabilities, we are unable to estimate the years in which future cash outflows may occur.
Recent Accounting Pronouncements
As of December 31, 2013, we believe that there are no recently issued accounting pronouncements not yet effective that will have an impact on our consolidated financial statements.

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

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
OPENTABLE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

OpenTable, Inc.

San Francisco, California
We have audited the accompanying consolidated balance sheets of OpenTable, Inc. and subsidiaries (collectively the "Company") as of December 31, 2013 and 2012, and the related consolidated income statements, statements of stockholders' equity, statements of comprehensive income, and of cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California

February 21, 2014

OPENTABLE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,283,000	$102,772,000
Short-term investments	14,263,000	733,000
Accounts receivable, net of allowance for doubtful accounts of $1,532,000, and $1,551,000 at December 31, 2013 and 2012	25,359,000	22,015,000
Prepaid expenses and other current assets	4,659,000	2,924,000
Deferred tax asset	17,861,000	14,353,000
Total current assets	162,425,000	142,797,000
Property, equipment and software, net	30,972,000	21,271,000
Goodwill	79,271,000	46,304,000
Intangible assets	23,376,000	15,226,000
Deferred tax asset	14,092,000	10,628,000
Other assets	835,000	1,021,000
TOTAL ASSETS	$310,971,000	$237,247,000
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,156,000	$2,985,000
Accrued expenses	8,676,000	10,862,000
Accrued compensation	4,692,000	5,167,000
Deferred revenue	1,556,000	1,563,000
Deferred tax liabilities	—	107,000
Dining rewards payable	37,509,000	27,611,000
Total current liabilities	57,589,000	48,295,000
Deferred revenue—non-current	1,894,000	2,054,000
Deferred tax liabilities	2,508,000	3,268,000
Income tax liabilities	15,597,000	15,639,000
Other long-term liabilities	3,121,000	76,000
Total liabilities	80,709,000	69,332,000
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Common stock, $0.0001 par value—100,000,000 shares authorized; 25,300,522 and 24,419,627 shares issued, 23,376,047 and 22,898,107 shares outstanding at December 31, 2013 and 2012	3,000	2,000
Additional paid-in capital	263,697,000	211,408,000
Treasury stock, at cost (1,924,475 and 1,521,520 shares at December 31, 2013 and 2012)	(74,247,000)	(50,685,000)
Accumulated other comprehensive income	$1,095,000	861,000
Retained earnings	39,714,000	6,329,000
Total stockholders' equity	230,262,000	167,915,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$310,971,000	$237,247,000
See notes to consolidated financial statements.

OPENTABLE, INC.
CONSOLIDATED INCOME STATEMENTS

	Year Ended December 31,
	2013	2012	2011
REVENUES	$190,050,000	$161,632,000	$139,518,000
COSTS AND EXPENSES:
Operations and support	48,185,000	41,908,000	39,350,000
Sales and marketing	41,926,000	34,531,000	28,697,000
Technology	20,089,000	14,564,000	14,691,000
General and administrative	33,421,000	34,080,000	24,157,000
Total costs and expenses	143,621,000	125,083,000	106,895,000
Income from operations	46,429,000	36,549,000	32,623,000
Other income, net	(10,000)	99,000	98,000
Income before taxes	46,419,000	36,648,000	32,721,000
Income tax expense	13,034,000	12,676,000	11,167,000
NET INCOME	$33,385,000	$23,972,000	$21,554,000
Net income per share (Note 2):
Basic	$1.45	$1.06	$0.92
Diluted	$1.39	$1.03	$0.88
Weighted average shares outstanding:
Basic	23,042,000	22,639,000	23,525,000
Diluted	23,974,000	23,249,000	24,436,000

See notes to consolidated financial statements.

OPENTABLE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
Net Income	$33,385,000	$23,972,000	$21,554,000
Foreign currency translation gain (loss)	234,000	2,498,000	(331,000)
Unrealized gain (loss) on investments	—	(3,000)	2,000
Other comprehensive gain (loss)	234,000	2,495,000	(329,000)
COMPREHENSIVE INCOME	$33,619,000	$26,467,000	$21,225,000

See notes to consolidated financial statements.

OPENTABLE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income/(Loss)	Retained Earnings
			Additional Paid-in Capital
	Shares	Amount		Shares	Amount			Total
Balance at January 1, 2011	23,297,518	$2,000	$143,292,000	210,247	$(647,000)	$(1,305,000)	$(39,197,000)	$102,145,000
Issuance of common stock upon exercise of employee stock options	501,639		5,981,000					5,981,000
Tax benefit from disqualifying dispositions			11,098,000					11,098,000
Share repurchase program	(1,089,300)			1,089,300	(41,316,000)			(41,316,000)
Stock-based compensation expense			11,094,000					11,094,000
Other comprehensive gain (loss)						(329,000)		(329,000)
Net income							21,554,000	21,554,000
Balance at December 31, 2011	22,709,857	2,000	171,465,000	1,299,547	(41,963,000)	(1,634,000)	(17,643,000)	110,227,000
Issuance of common stock upon exercise of employee stock options	410,223		7,014,000					7,014,000
Tax benefit from disqualifying dispositions			11,448,000					11,448,000
Share repurchase program	(221,973)			221,973	(8,722,000)			(8,722,000)
Stock-based compensation expense			21,481,000					21,481,000
Other comprehensive gain (loss)						2,495,000		2,495,000
Net income							23,972,000	23,972,000
Balance at December 31, 2012	22,898,107	2,000	211,408,000	1,521,520	(50,685,000)	861,000	6,329,000	167,915,000
Issuance of common stock upon exercise of employee stock options	758,986	1,000	19,076,000					19,077,000
Issuance of common stock in connection with acquisition	121,909		8,224,000					8,224,000
Tax benefit from disqualifying dispositions			6,764,000					6,764,000
Share repurchase program	(402,955)			402,955	(23,562,000)			(23,562,000)
Stock-based compensation expense			18,225,000					18,225,000
Other comprehensive gain (loss)						234,000		234,000
Net income							33,385,000	33,385,000
Balance at December 31, 2013	23,376,047	$3,000	$263,697,000	1,924,475	$(74,247,000)	$1,095,000	$39,714,000	$230,262,000

See notes to consolidated financial statements.

OPENTABLE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income	$33,385,000	$23,972,000	$21,554,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,361,000	9,110,000	8,047,000
Amortization of intangibles	4,847,000	3,638,000	3,958,000
Provision for doubtful accounts	2,627,000	2,666,000	2,113,000
Stock-based compensation	16,787,000	20,646,000	10,729,000
Write-off of property, equipment and software	631,000	378,000	972,000
Deferred taxes	(7,055,000)	(8,106,000)	(3,284,000)
Excess tax benefit related to stock-based compensation	(6,764,000)	(11,448,000)	(11,098,000)
Change in contingent liability	—	(21,000)	(1,392,000)
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	(8,024,000)	(5,774,000)	(7,657,000)
Prepaid expenses and other current assets	(2,425,000)	(386,000)	(51,000)
Accounts payable and accrued expenses	8,348,000	18,023,000	10,304,000
Accrued compensation	(481,000)	655,000	312,000
Deferred revenue	(134,000)	(393,000)	(639,000)
Long-term liabilities	2,042,000	1,535,000	2,779,000
Dining rewards payable	9,864,000	6,774,000	5,424,000
Net cash provided by operating activities	66,009,000	61,269,000	42,071,000
INVESTING ACTIVITIES:
Purchases of property, equipment and software	(20,753,000)	(13,438,000)	(9,584,000)
Purchases of investments	(17,879,000)	(10,315,000)	(31,959,000)
Sales of investments	—	17,317,000	10,011,000
Maturities of investments	4,126,000	5,595,000	17,425,000
Acquisition of businesses, net of cash acquired	(35,594,000)	(4,000,000)	—
Change in restricted cash	—	—	176,000
Net cash used in investing activities	(70,100,000)	(4,841,000)	(13,931,000)
FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	6,764,000	11,448,000	11,098,000
Proceeds from issuance of common stock upon exercise of employee stock options	19,076,000	7,014,000	5,437,000
Repurchases of common stock	(23,562,000)	(8,722,000)	(41,316,000)
Net cash provided by (used in) financing activities	2,278,000	9,740,000	(24,781,000)
EFFECT OF EXCHANGE RATES ON CASH	(676,000)	85,000	(284,000)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,489,000)	66,253,000	3,075,000
CASH AND CASH EQUIVALENTS—Beginning of year	102,772,000	36,519,000	33,444,000
CASH AND CASH EQUIVALENTS—End of year	$100,283,000	$102,772,000	$36,519,000
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$23,200,000	$1,333,000	$611,000
Cash paid for interest expense	$103,000	$—	$—
SUPPLEMENTAL DISCLOSURE OF NONCASH OPERATING ACTIVITIES:
Contingent liability recorded in other long-term liabilities	$—	$—	$21,000
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Purchase of property and equipment recorded in accounts payable	$1,667,000	$1,146,000	$958,000
Issuance of common stock in connection with acquisition of a business	$8,224,000	$—	$—
Vesting of early exercised stock options	$—	$1,000	$544,000
  See notes to consolidated financial statements.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

1. Organization and Description of Business
OpenTable, Inc. (together with its subsidiaries, "OpenTable" or the "Company"), was incorporated on October 13, 1998, and is a Delaware corporation. The Company provides solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. For restaurant customers, the Company provides a proprietary Electronic Reservation Book ("ERB"), and Connect. The ERB combines proprietary software and computer hardware to deliver a solution that computerizes restaurant host-stand operations and replaces traditional pen-and-paper reservation books. The ERB streamlines and enhances a number of business-critical functions and processes for restaurants, including reservation management, table management, guest recognition and email marketing. For restaurants that do not require the operational benefits of the ERB, OpenTable offers Connect, a web-based solution that enables participating restaurants to receive reservations from OpenTable's websites and mobile applications ("apps") as well as the websites and mobile apps of OpenTable's partners and restaurant customers. For diners, the Company operates popular restaurant reservation websites and mobile apps. OpenTable's websites and mobile apps enable diners to find, choose and book tables at restaurants on the OpenTable network, overcoming the inefficiencies associated with the traditional process of reserving by phone.
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
Cash and Cash Equivalents
The Company considers all highly liquid short-term investments with original maturities of three months or less at the time of purchase to be cash equivalents. At December 31, 2013 and 2012, cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. Summary of Significant Accounting Policies (Continued)
Short-term Investments
Short-term investments consist mainly of U.S. government agency securities and certificates of deposit. The Company classifies its investments as available-for-sale securities. The Company has classified all available for sale securities with readily available markets as short term, even though the stated maturity may be one year or more beyond the current balance sheet date, because of the intent and ability to sell those securities as necessary, prior to maturity to meet liquidity needs. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. For the twelve month periods ended December 31, 2013, 2012, and 2011, realized and unrealized gains and losses on investments were not material and no impairment charges were recognized. An impairment charge is recorded in the consolidated income statements for declines in fair value below the cost of an individual investment that are deemed to be other than temporary. Management judges whether a decline in value is temporary based on available information, including the length of time that the fair market value has been below cost combined with the severity of the decline.
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
Credit risk with respect to accounts receivable is dispersed due to the large number of customers. In addition, the Company's credit risk is mitigated by the relatively short collection period. Collateral is not required for accounts receivable. The Company maintains an allowance for doubtful accounts receivable balances. The allowance is based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with problem accounts. Accounts receivable written-off against the allowance for doubtful accounts were $2,644,000, $2,430,000 and $2,058,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. Summary of Significant Accounting Policies (Continued)
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
The Company capitalized $11,355,000, $7,253,000 and $3,426,000 (including $1,437,000, $835,000 and $366,000 of capitalized stock-based compensation expense) in website and internal-use software development costs during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense totaled $5,535,000, $3,236,000 and $2,555,000 during the fiscal years ended December 31, 2013, 2012 and 2011, respectively. Such costs are recorded in operations and support within the accompanying consolidated income statements.
The Company follows the guidance in ASC Topic 985—Software in accounting for costs incurred in connection with development of the software contained in the ERB used by all restaurant customers. All costs incurred to establish the technological feasibility of a computer product to be sold, leased or otherwise marketed are expensed as incurred. Costs incurred subsequent to establishing technological feasibility and through general product release are capitalized and amortized over the estimated product life. The period between technological feasibility and general product release is generally short and the costs incurred during this stage are not material for the years ended December 31, 2013, 2012 and 2011 and are expensed as incurred in Technology expense.
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of
The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future undiscounted net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There were no impairments of long-lived assets during the twelve months ended December 31, 2013, 2012 and 2011, respectively. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. Summary of Significant Accounting Policies (Continued)
Revenue Recognition
Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered. Reservation revenues (or per-seated diner fees) are recognized on a transaction-by-transaction basis, as diners are seated by restaurant customers. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenues, depending on whether the revenue recognition criteria have been met. Revenues are shown net of $19,973,000, $15,419,000 and $12,444,000 for the years ended December 31, 2013, 2012 and 2011, respectively, related to redeemable Dining Points issued to diners during the respective periods.
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
The recorded contra-revenue is an estimate of the eventual cash outlay related to the issued Dining Points and is recorded at the time the points are earned by the diner (when the diner is "seated" by the restaurant). The Company estimates the contra-revenue for the issued Dining Points by analyzing the historical patterns of redemption and check-cashing activity.
Technology
In the consolidated income statements, technology expense includes employee compensation associated with the development of new technologies.
Operations and Support
In the consolidated income statements, operations and support expense includes employee compensation associated with the installation, support and maintenance of customers, as well as costs associated with restaurant equipment and connectivity, outsourced call center costs, referral payments and shipping costs associated with restaurant equipment. Operations and Support expenses also include amortization of intangibles, resulting from various acquisitions, and capitalized website and internal-use software development costs.
Advertising Expense
Advertising costs are expensed when incurred and are included in sales and marketing expense in the accompanying consolidated income statements. Advertising costs include online and offline marketing costs such as print media, e-mail marketing, pay per click, market research, printing, public relations and tradeshow expenses. The Company incurred $9,836,000, $2,910,000 and $3,578,000 of advertising costs during the fiscal years ended December 31, 2013, 2012 and 2011, respectively.
Stock-Based Compensation
The Company measures stock based awards at fair value and recognizes compensation expense for all share-based payment awards made to its employees and directors, including employee stock options and restricted stock units in accordance with ASC Topic 718 ("Topic 718")-Stock Compensation.
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

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

2. Summary of Significant Accounting Policies (Continued)
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
Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600 shares were excluded from the dilutive shares outstanding for each of the years ended December 31, 2013, 2012 and 2011, respectively, as the performance criteria had not been met as of the respective dates. In June 2013, all remaining non-vested performance-based awards were cancelled. As such, no shares were included in the dilutive shares outstanding for the twelve months ended December 31, 2013.
Anti-dilutive shares in the amounts of 176,000, 1,482,000 and 150,000 were excluded from the dilutive shares outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
Basic net income per common share calculation:
Net income	$33,385,000	$23,972,000	$21,554,000
Basic weighted average common shares outstanding	23,042,000	22,639,000	23,525,000
Basic net income per share	$1.45	$1.06	$0.92

Diluted net income per common share calculation:
Net income	$33,385,000	$23,972,000	$21,554,000
Weighted average shares used to compute basic net
income per share	23,042,000	22,639,000	23,525,000
Effect of potentially dilutive securities:
Unvested common shares subject to repurchase	—	—	14,000
Employee stock options	790,000	543,000	885,000
Employee stock awards	142,000	67,000	12,000
Weighted average shares used to compute diluted net
income per share	23,974,000	23,249,000	24,436,000
Diluted net income per share	$1.39	$1.03	$0.88
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
Accumulated other comprehensive income of $1,095,000 and $861,000, as of December 31, 2013 and 2012, respectively, was comprised entirely of foreign currency translation gain.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
As of December 31, 2013, it was considered "more likely than not" that the Company's deferred tax assets would be realized, with the exception of certain foreign tax credit carryforwards and certain foreign net operating losses which did not meet the "more likely than not" realizability threshold. A valuation allowance of approximately $0.9 million as of December 31, 2013 will result in an income tax benefit if and when the Company concludes that it is more likely than not that the related deferred tax assets will be realized.
Recently Issued Accounting Standards
As of December 31, 2013, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company's consolidated financial statements.
3. Acquisitions
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
Acquisition of Foodspotting
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

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

3. Acquisitions (Continued)
Acquisition of JustChalo
In June 2013, the Company acquired JustChalo Inc., a mobile technology company, for a purchase price of $11,000,000, of which $2,300,000 was paid in cash and the remainder through the issuance of 121,909 shares of common stock and an option to purchase 6,478 shares of common stock. The Company recorded $9,644,000 of goodwill and $1,200,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from June 10, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements. In January 2014, as part of an escrow claim, 166 shares of common stock were cancelled.
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

Acquisition of Quickcue
In December 2013, the Company acquired Quickcue, LLC, a provider of guest management systems for restaurants, for a purchase price of $11,500,000 in cash. The Company recorded $8,623,000 of goodwill and $2,900,000 of developed technology which is being amortized over two years. The Company has included the effects of the transaction within the results of operations prospectively from December 13, 2013, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

On a combined basis, the acquisitions in 2013 were considered immaterial, and no additional pro forma financial information is required.

4. Short-Term Investments and Fair Value Measurements
Short-term investments are summarized as follows:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2013
U.S. government and agency securities	$11,145,000	$—	$—	$11,145,000
Certificates of deposit	3,118,000	—	—	3,118,000
Total	$14,263,000	$—	$—	$14,263,000

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2012
Certificates of deposit	$733,000	—	—	733,000
Total	$733,000	$—	$—	$733,000

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

4. Short-Term Investments and Fair Value Measurements (Continued)
As of December 31, 2013, there were no investments that had maturity dates of greater than one year. As of December 31, 2012, certain investments with a total estimated fair value of $487,000 had original maturity dates of greater than one year but less than five years.
The Company classifies all investments as Level 2 assets.
The Company chose not to elect the fair value option as prescribed by ASC Topic 825—Financial Instruments for its financial assets and liabilities that had not been previously carried at fair value. Therefore, financial assets and liabilities not carried at fair value, such as accounts payable, are still reported at their carrying values.
5. Property, Equipment and Software
Property, equipment and software consists of the following:

	December 31,
	2013	2012
Restaurant hardware	$22,668,000	$21,237,000
Computer equipment	6,243,000	5,359,000
Software	4,287,000	3,289,000
Website and internal-use software development costs	21,413,000	11,693,000
Furniture and fixtures	1,028,000	474,000
Leasehold improvements	5,576,000	1,277,000
Total	61,215,000	43,329,000
Accumulated depreciation and amortization	(30,243,000)	(22,058,000)
Property, equipment and software, net	$30,972,000	$21,271,000

6. Goodwill and Intangible Assets
The following table summarizes the Company's goodwill activity by geographical reporting unit:

	North America	United Kingdom	Consolidated
Balance as of December 31, 2011	$4,561,000	$37,751,000	$42,312,000
Goodwill additions related to acquisitions	2,253,000	—	2,253,000
Foreign exchange rate adjustment	—	1,739,000	1,739,000
Balance as of December 31, 2012	6,814,000	39,490,000	46,304,000
Goodwill additions related to acquisitions	32,177,000	—	32,177,000
Foreign exchange rate adjustment	—	790,000	790,000
Total Goodwill as of December 31, 2013	$38,991,000	$40,280,000	$79,271,000

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

6. Goodwill and Intangible Assets (Continued)
A summary of intangible assets as of December 31, 2013 and 2012 is as follows:

	December 31, 2013			December 31, 2012
	Gross Carrying Value	Accumulated Amortization	Total	Gross Carrying Value	Accumulated Amortization	Total
Trademarks—finite life	$132,000	$(106,000)	$26,000	$132,000	$(77,000)	$55,000
Trademarks—indefinite life	12,540,000	—	12,540,000	12,294,000	—	12,294,000
Customer relationships	12,076,000	(9,140,000)	2,936,000	8,924,000	(7,164,000)	1,760,000
Developed technology	12,690,000	(4,816,000)	7,874,000	2,867,000	(1,750,000)	1,117,000
Total intangible assets	$37,438,000	$(14,062,000)	$23,376,000	$24,217,000	$(8,991,000)	$15,226,000
Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $4,847,000, $3,638,000 and $3,958,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2014: $6,146,000; 2015: $3,140,000; 2016: $600,000; 2017: $600,000; 2018: $350,000. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31, 2013 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. Additionally, there was no impairment of indefinite life intangible assets as of December 31, 2013 or 2012.
For the annual impairment analysis, goodwill is evaluated at the reporting unit level. The Company elected to skip the optional step of performing a qualitative review in both 2013 and 2012. Therefore, the evaluation for impairment was performed by comparing the reporting unit's carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2013 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of December 31, 2012 or 2013.
7. Line of Credit
In January 2013, the Company entered into a credit agreement, which provides for a senior secured revolving credit facility of $50,000,000 to fund working capital and other general corporate needs and is available through January 2016. The credit agreement includes an unused line fee, the costs of which are recorded as interest expense. This credit agreement requires the Company to comply with various financial and non-financial covenants and precludes the payment of dividends to stockholders without the permission of the lender, subject to limited exceptions. No amounts were outstanding on this line of credit during the year ended or at December 31, 2013.
8. Commitments and Contingencies
Office Facility Leases
The Company leases its office facilities under operating lease agreements that expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.
Rental expense, principally for leased office space under operating lease commitments, was $3,056,000, $1,952,000 and $1,877,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

8. Commitments and Contingencies (Continued)
Aggregate Future Lease Commitments
The Company's minimum payments under non-cancelable operating leases for office space having initial terms in excess of one year are as follows at December 31, 2013:

Operating Leases
Year ending December 31:
2014	$2,326,000
2015	2,052,000
2016	1,995,000
2017	1,987,000
2018	2,004,000
Thereafter	2,741,000
Total minimum lease payments	$13,105,000

Litigation
The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position, results of operations or cash flows.
9. Stockholders' Equity
Common Stock
At December 2013, there were 100,000,000 shares of common stock authorized, 25,300,522 shares issued and 23,376,047 shares outstanding. Holders of common stock are entitled to dividends if and when declared by the board of directors.
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
In August 2012, the Board of Directors authorized the Company to purchase up to an additional $50,000,000 of its outstanding common stock. Under this repurchase program, 221,973 shares of common stock for $8.7 million were repurchased in the twelve months ended December 31, 2012. For the twelve months ended December 31, 2013, the Company repurchased 402,955 shares of common stock for $23.6 million under this repurchase program.
Common Stock Reserved For Future Issuance
At December 31, 2013, the Company has reserved the following shares of common stock for future issuances in connection with:

Stock options and restricted stock units outstanding	2,424,151
Shares available for future grants	1,362,743
Total	3,786,894

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9. Stockholders' Equity (Continued)
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
The Company determined weighted average valuation assumptions as follows:

•
Volatility—The computation of expected volatility includes the historical and implied stock volatility of comparable companies from a representative peer group selected based on industry and market capitalization data, which has been weighted. The Company has increased and will continue to increase the weight of its own stock price volatility within the weighted average over time as sufficient trading history of its stock is established, with the intent of relying completely upon its own stock volatility in 2015.

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

The following summarizes the assumptions relating to the Company's stock options for the years ended December 31, 2013, 2012 and 2011, as required under Topic 718:

Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Volatility	47% - 54%	52% - 55%	53% - 55%
Risk free interest rate	1.03% - 1.71%	0.80% - 1.27%	0.79% - 2.67%
Expected term, in years	5.50 - 6.08	5.27 - 6.55	5.00 - 6.08
Under Topic 718, the Company recorded net stock-based compensation expense related to stock options of $12,285,000, $15,981,000 and $8,303,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
Excess Tax Benefits
Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $6,764,000, $11,448,000 and $11,098,000, respectively, of excess tax benefits from stock-based compensation.
Stock Option Plans
Under the 2009 Equity Incentive Award Plan (the "2009 Plan"), which the Company adopted in 2009, as of December 31, 2013, there were 1,362,743 shares of common stock reserved for the issuance of restricted stock, restricted stock awards, restricted stock units, stock appreciation rights, performance awards, deferred stock, and options (incentive stock options ("ISOs") or nonstatutory stock options ("NSOs")) to eligible participants. The 2009 Plan provides that on the first day of each fiscal year the number of shares available for issuance shall increase by an amount equal to the lesser of 744,063 shares or 3% of the outstanding shares of common stock on the last day of the immediately preceding fiscal year or a lesser amount as may

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9. Stockholders' Equity (Continued)
be determined by the Board of Directors. Pursuant to this provision, in January 2014, the number of shares of common stock authorized for issuance under the 2009 Plan increased by an additional 701,281. Other than in the case of an option grant pursuant to the terms of the JustChalo acquisition agreement, to date, both ISOs and NSOs have been granted at a price per share not less than the fair market value at the date of grant. Options granted typically vest and become fully exercisable over periods ranging from one to four years. Options granted are generally exercisable for up to 10 years. The Company began granting restricted stock units ("RSUs") to its employees in November 2010. RSUs typically vest and become exercisable annually, based on a one to four year total vesting term.
In June 2011, the President and Chief Executive Officer ("CEO") resigned his position as CEO, and agreed to serve as the Executive Chairman of the Board of Directors ("Chairman"). Under the terms of the Company's amended and restated offer letter agreement with this executive in May 2011, a stock option for 214,000 shares, previously granted to this executive in January 2010, was modified, resulting in the cancellation of 171,200 unvested shares. The Company reversed $1.4 million in stock-based compensation expense that had previously been recorded on these shares. The remaining 42,800 shares were revalued as of the modification date and were scheduled to vest ratably over 24 months from the modification date. In December 2011, this same executive resigned his position as Chairman, and agreed to serve only in the capacity as a member of the Board of Directors. Under the terms of a letter agreement with this executive in December 2011, the above stock option grant was modified again, resulting in the cancellation of 32,100 unvested shares and a reversal of $1.2 million in stock-based compensation expense. The remaining 10,700 shares were revalued as of the second modification date, and $0.2 million of stock-based compensation expense was recognized in the fourth quarter of 2011 in conjunction with these shares being fully vested.
Under the 1999 Stock Plan, which expired in May 2009, the Company granted 342,574 performance-based stock options to two executives. The first option was granted in November 2005 for 244,974 shares at an exercise price of $1.50 per share. The second option was granted in July 2006 for 97,600 shares at an exercise price of $1.50 per share. The grant-date fair value for the first option was $380,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved. In the fourth quarter of 2011, the Company concluded that there was no expectation that the balance of the performance metrics would be earned and all previously booked expense on the unvested shares, in the amount of $88,000, was reversed. Additionally, the executive to whom this option was granted ceased working for the Company during the fourth quarter of 2011. As such, all unvested shares were cancelled and returned to the plan. The grant-date fair value for the second option was $255,000. The fair value is to be amortized over the period during which management has estimated the performance metrics will be achieved by. For the second option, there was no stock-based compensation expense recognized in the years ended December 31, 2013, 2012 and 2011, respectively. The executive to whom this option was granted ceased working for the Company during the second quarter of 2013. As such, all unvested shares were cancelled and returned to the plan. As of December 31, 2013, there are no outstanding shares pertaining to either performance-based option grant.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9. Stockholders' Equity (Continued)
A summary of the Company's stock option activity follows:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding—January 1, 2011	2,433,361	$20.09
Granted (weighted average fair value of $39.70)	170,932	53.54
Exercised	(491,995)	11.06
Canceled or expired	(417,164)	18.62
Outstanding—December 31, 2011	1,695,134	$26.44
Granted (weighted average fair value of $19.72)	1,511,546	39.44
Exercised	(377,756)	18.57
Canceled or expired	(29,248)	51.80
Balance, December 31, 2012	2,799,676	$34.26
Granted (weighted average fair value of $30.56)	179,068	61.07
Exercised	(689,966)	27.65
Canceled or expired	(218,155)	34.74
Balance, December 31, 2013	2,070,623	$38.72	7.49	$84,245,000
Available for grant—December 31, 2013	1,362,743
Options vested and expected to vest as of December 31, 2013	2,042,004	$38.65	7.48	$83,227,000
Options Exercisable as of December 31, 2013	1,071,545	$34.57	6.71	$48,092,000
The Company has computed the aggregate intrinsic value amounts disclosed in the above table based on the difference between the original exercise price of the options and the fair value of the Company's common stock of $79.37 at December 31, 2013. The aggregate intrinsic value of awards exercised during the year ended December 31, 2013, 2012 and 2011 was $35,684,000, $11,421,000 and $13,813,000, respectively.
The options outstanding and exercisable as of December 31, 2013 have been segregated into ranges for additional disclosure as follows:

	Options Outstanding			Options Vested and Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.62 - $24.97	408,337	4.97	$18.16	398,105	$18.24
$25.89 - $38.95	217,225	8.10	36.92	44,891	33.31
$39.01 - $39.01	992,394	8.01	39.01	405,230	39.01
$39.95 - $65.51	336,314	8.52	51.57	142,263	43.37
$65.95 - $80.70	112,605	7.85	74.43	77,308	77.55
$82.56 - $82.56	3,748	7.50	82.56	3,748	82.56
Total	2,070,623	7.49	$38.72	1,071,545	$34.57

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

9. Stockholders' Equity (Continued)
As of December 31, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested stock options was $8,600,000, which is expected to be recognized over the next 0.95 years.
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
Restricted Stock Unit Activity
A summary of the Company's RSU activity is as follows:

	Outstanding
		Weighted Average Remaining Contractual Term (In Years)
	Outstanding Number of Shares		Aggregate Intrinsic Value
Outstanding—January 1, 2011	21,210
Granted	178,065
Vested	(9,944)
Cancelled	(13,177)
Outstanding—December 31, 2011	176,154
Granted	144,616
Vested	(32,467)
Cancelled	(31,881)
Outstanding—December 31, 2012	256,422
Granted	226,181
Vested	(69,020)
Cancelled	(60,055)
Outstanding—December 31, 2013	353,528	1.64	$28,060,000
The Company recorded net stock-based compensation expense related to RSUs of $4,502,000, $4,665,000 and $2,426,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
As of December 31, 2013, total unrecognized compensation costs, adjusted for estimated forfeitures, related to non-vested RSUs was $11,800,000, which is expected to be recognized over the next 1.64 years.
10. Other Income, Net
Other income, net, consists of the following:

	Year Ended December 31,
	2013	2012	2011
Interest income	$55,000	$71,000	$87,000
Interest expense	(103,000)	—	—
Foreign exchange transaction losses, net	(26,000)	(23,000)	(28,000)
Other non-operating income	64,000	51,000	39,000
Total	$(10,000)	$99,000	$98,000

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

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
The Company's geographical breakdown of its income before provision for income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
Domestic	$45,554,000	$39,941,000	$37,708,000
Foreign	865,000	(3,293,000)	(4,987,000)
Income before income taxes	$46,419,000	$36,648,000	$32,721,000
The Company's provisions for income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
Current Tax Expense:
Federal	$19,731,000	$20,362,000	$15,149,000
State	1,836,000	1,589,000	1,056,000
Foreign	627,000	240,000	(26,000)
Total Current Tax Expense	22,194,000	22,191,000	16,179,000
Deferred Tax Expense:
Federal	(6,796,000)	(7,268,000)	(3,016,000)
State	(1,540,000)	(1,206,000)	(347,000)
Foreign	(824,000)	(1,041,000)	(1,649,000)
Total Deferred Tax Expense	(9,160,000)	(9,515,000)	(5,012,000)
Total Income Tax Expense	$13,034,000	$12,676,000	$11,167,000

The difference between the Company's effective rate and the federal statutory rate was as follows:

	Year Ended December 31,
	2013	2012	2011
Tax at federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	2.7%	2.6%	2.8%
Foreign rate differential	(0.1)%	(1.3)%	0.3%
Stock-based compensation	1.0%	1.0%	3.5%
Disqualifying dispositions	(0.4)%	(0.4)%	(1.8)%
Research and development credits	(2.0)%	(0.5)%	(1.1)%
California enterprise zone tax credit	(0.4)%	(0.4)%	(0.5)%
Domestic manufacturing deduction	(4.1)%	(2.8)%	(3.5)%
Change in statutory tax rates	(0.7)%	(0.5)%	(1.2)%
Change in reserves due to lapse of statute	(3.0)%	—%	—%
Other	0.1%	1.9%	0.6%
Effective tax rate	28.1%	34.6%	34.1%

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

11. Income Taxes (Continued)
As of December 31, 2013 and 2012 the Company had net deferred tax assets before valuation allowance of approximately $30,366,000 and $22,811,000, respectively. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Management evaluates the recoverability of deferred tax assets and the amount of the valuation allowance required. The Company's valuation allowance decreased by approximately $284,000 and decreased by approximately $1,566,000 during the years ended December 31, 2013 and 2012, respectively.
The components of the Company's net deferred tax assets for federal and state income taxes at December 31 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$4,281,000	$4,395,000
Deferred revenue	1,005,000	871,000
Dining rewards points	12,232,000	9,084,000
Accruals and reserves not currently deductible	16,257,000	13,365,000
Tax credits	1,659,000	760,000
Other	1,275,000	(3,000)
Total deferred tax assets	36,709,000	28,472,000
Deferred tax liabilities:
Basis difference in fixed assets	(4,459,000)	(4,283,000)
State taxes	(1,884,000)	(1,378,000)
Total deferred tax liabilities	(6,343,000)	(5,661,000)
Net deferred tax assets before valuation allowance	30,366,000	22,811,000
Valuation allowance	(921,000)	(1,205,000)
Net deferred tax asset	$29,445,000	$21,606,000
At December 31, 2013, the Company had federal, state and foreign net operating loss carryforwards of approximately $4,078,000, $7,695,000 and $4,064,000, respectively. If not utilized, the federal net operating loss carryforwards will expire in 2032, the state net operating loss carryforwards will begin to expire in 2015 and there is no expiration date on the aforementioned foreign net operating losses. As a result of Topic 718, Stock Compensation, the table of deferred tax assets and liabilities shown above does not include certain deferred tax assets as of December 31, 2013 and 2012 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Utilization of the net operating loss carryforwards are subject to annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended and similar state provisions.
As of December 31, 2013, the Company's California research and development credit carryforwards for income tax purposes were approximately $3,171,000, of which $2,748,000 will be credited directly to additional paid-in capital upon utilization. These carryforwards can be carried over indefinitely. In addition, the Company's California Enterprise Zone credit carryforwards for income tax purposes were approximately $1,639,000, of which $1,228,000 will be credited directly to additional paid-in capital upon realization. These carryforwards will begin to expire in 2025.
As of December 31, 2013, it was considered more likely than not that the Company's deferred tax assets would be realized with the exception of certain United Kingdom net operating losses of approximately $921,000 with indefinite life. The valuation allowance of approximately $921,000 as of December 31, 2013 will result in an income tax benefit if and when the Company concludes it is more likely than not that the related deferred tax assets will be realized.
It is the practice and the intention of the Company to indefinitely reinvest the earnings of its foreign subsidiaries in those operations. As of December 31, 2013, the excess of the amount for financial reporting over the tax basis of investment in these foreign subsidiaries is insignificant and the determination of the unrecognized deferred tax liability is not currently practical and the amount is not expected to be material.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

11. Income Taxes (Continued)
A reconciliation of the beginning and ending amounts of unrecognized income tax benefits during the twelve month periods ending December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance of unrecognized tax benefits at January 1	$18,362,000	$17,648,000	$17,585,000
Additions for tax positions related to current year	1,403,000	913,000	548,000
Additions for tax positions related to prior year	103,000	80,000	—
Reductions for tax positions of prior years	(1,788,000)	(279,000)	(485,000)
Lapses of statute of limitations	(992,000)	—	—
Balance of unrecognized tax benefits at December 31	$17,088,000	$18,362,000	$17,648,000
In the event that certain unrecognized tax benefits are recognized, the effective tax rate will be affected. Approximately $16,213,000 and $18,362,000 of unrecognized tax benefit would impact the effective tax rate at December 31, 2013 and 2012, respectively, if recognized. The Company's policy is to classify interest accrued or penalties related to unrecognized tax benefits as a component of income tax expense. The Company accrued approximately $197,000 and reversed approximately $277,000 of interest and penalties during 2013 and in total as of December 31, 2013 and 2012, has recognized a liability for interest and penalties of approximately $696,000 and $777,000, respectively.
All tax years remain open to examination by major taxing jurisdictions to which the Company is subject. The Company files a federal and many state returns. The Company does not anticipate significant changes to its uncertain tax positions through the next fiscal year.
12. Employee Benefit Plan
In 1999, the Company adopted a defined contribution plan that is intended to qualify under section 401(k) of the Internal Revenue Code. The 401(k) plan provides retirement benefits for eligible employees. The 401(k) plan stipulates that eligible employees may elect to contribute to it upon date of hire. The Company began matching employee contributions under the terms of the 401(k) plan in 2007. Matching contributions totaled $333,000, $192,000 and $164,000 for the years ended December 31, 2013, 2012 and 2011, respectively.
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

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. Segment Information (Continued)
Summarized financial information concerning the reportable segments is as follows:

	North America Segment(1)	International Segment	Total Consolidated
Year ended December 31, 2013
Revenues—reservations	$98,088,000	$16,995,000	$115,083,000
Revenues—subscription	54,377,000	7,468,000	61,845,000
Revenues—other	11,996,000	1,126,000	13,122,000
Total Revenues	164,461,000	25,589,000	190,050,000
Income (loss) from operations	54,260,000	(7,831,000)	46,429,000
Interest income	55,000	—	55,000
Interest expense	(103,000)	—	(103,000)
Depreciation and amortization expense	13,485,000	3,723,000	17,208,000
Purchases of property, equipment and software	19,024,000	1,729,000	20,753,000
Year ended December 31, 2012
Revenues—reservations	$78,929,000	$12,099,000	$91,028,000
Revenues—subscription	49,371,000	6,890,000	56,261,000
Revenues—other	11,038,000	3,305,000	14,343,000
Total Revenues	139,338,000	22,294,000	161,632,000
Income (loss) from operations	45,674,000	(9,125,000)	36,549,000
Interest income	71,000	—	71,000
Depreciation and amortization expense	7,532,000	5,216,000	12,748,000
Purchases of property, equipment and software	9,604,000	3,834,000	13,438,000
Year ended December 31, 2011
Revenues—reservations	$62,751,000	$11,464,000	$74,215,000
Revenues—subscription	44,784,000	5,983,000	50,767,000
Revenues—other	11,119,000	3,417,000	14,536,000
Total Revenues	118,654,000	20,864,000	139,518,000
Income (loss) from operations	44,007,000	(11,384,000)	32,623,000
Interest income	85,000	2,000	87,000
Depreciation and amortization expense	6,852,000	5,153,000	12,005,000
Purchases of property, equipment and software	6,960,000	2,624,000	9,584,000
_______________________________________________________________________________

(1)
A significant majority of the Company's "Technology" costs are incurred in the United States and as such are allocated to the North America segment. There are no internal revenue transactions between the Company's reporting segments.

OPENTABLE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

13. Segment Information (Continued)
Geographical Information
The Company is domiciled in the United States and has international operations in Canada, Germany, Japan, Mexico and the United Kingdom. Information regarding the Company's operations by geographic area is presented below:

	Years Ended December 31,
	2013	2012	2011
Revenues:
United States	$154,677,000	$130,839,000	$111,463,000
United Kingdom	19,561,000	17,290,000	17,078,000
International—all others	15,812,000	13,503,000	10,977,000
Total revenues	$190,050,000	$161,632,000	$139,518,000
Long-lived assets(1):
United States	$26,891,000	$16,308,000	$12,536,000
United Kingdom	3,167,000	4,083,000	2,399,000
International—all others	1,371,000	1,454,000	2,670,000
Total long-lived assets	$31,429,000	$21,845,000	$17,605,000
_______________________________________________________________________________

(1)	Includes all non-current assets except deferred tax assets, goodwill and intangible assets.
The Company has no customers that individually, or in the aggregate, exceed 10% of revenues or accounts receivable as of and for any of the period presented above.
14. Selected Quarterly Data (Unaudited)

	For the Three Months Ended,
	Dec 31, 2013	Sep 30, 2013	Jun 30, 2013	Mar 31, 2013	Dec 31, 2012	Sep 30, 2012	Jun 30, 2012	Mar 31, 2012
	(In thousands, except per share amounts)
Revenues	$52,291	$46,693	$45,565	$45,501	$42,967	$39,738	$39,558	$39,369
Income from operations	13,227	10,215	13,070	9,917	11,117	9,165	8,877	7,391
Net income	10,314	7,614	8,316	7,141	7,463	5,948	5,745	4,816
Net income per share:
Basic	$0.44	$0.33	$0.36	$0.31	$0.33	$0.26	$0.25	$0.21
Diluted	$0.43	$0.32	$0.35	$0.30	$0.32	$0.26	$0.25	$0.21

15. Subsequent Events
In February 2014, the Company acquired Ness Computing, Inc., a provider of mobile personalized restaurant recommendations, for a purchase price of approximately $17.2 million in cash, or $11.3 million net of cash acquired. The effects of this acquisition are not expected to be material to the Company's financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Management assessed our internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2013. The certifications of our principal executive officer and principal financial officer attached as Exhibits 31.1 and 31.2 to this report include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal controls over financial reporting.
Deloitte & Touche LLP, an independent registered public accounting firm, has issued a report on our internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
San Francisco, California
We have audited the internal control over financial reporting of OpenTable, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013, of the Company and our report dated February 21, 2014, expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 21, 2014

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
The other information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with our 2013 annual meeting of stockholders (the "Proxy Statement"), which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2013, and is incorporated in this report by reference.
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1)    Financial Statements
The following are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of December 31, 2013 and 2012

•	Consolidated Income Statements for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Stockholders' Equity the years ended December 31, 2013, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

•	Notes to Consolidated Financial Statements
(a)(2)    Financial Statement Schedule

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(a)(3)    Exhibits
See Item 15(b) below. Each management contract or compensatory plan or arrangement required to be filed has been identified.

(b)	Exhibits

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.
3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.
4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.
4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.
10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.
10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.
10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.
10.4	(6)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.
10.5	(7)*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.
10.6	(8)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.
10.7	(9)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.
10.8	(10)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.
10.9	(11)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.
10.10	(12)*	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.
10.11	(13)	Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.
10.12	(14)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable, Inc. and Comerica Bank.
10.13	(15)	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 2, 2012, by and between OpenTable, Inc. and Comerica Bank.
10.14	(16)	Credit Agreement, dated as of January 10, 2013, by and between OpenTable, Inc. and Wells Fargo Bank, National Association.
10.15	(17)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.
10.16	(18)	Office Lease, between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.
10.17	(19)*	OpenTable, Inc. Amended and Restated Independent Director Equity Compensation Policy.
10.18	(20)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.19	(21)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.
10.20	(22)	First Amendment to Lease, effective as of May 31, 2013, by and between OpenTable, Inc. and Post-Montgomery Associates.

Exhibit No.	Description of Exhibit
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to OpenTable, Inc.'s Form 8-K filed on September 16, 2010.

(2)	Incorporated by reference to Exhibit 3.3 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(3)	Incorporated by reference to Exhibit 3.5 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(4)	Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(5)	Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(6)	Incorporated by reference to Exhibit 99.4 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(7)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on December 20, 2011.

(8)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(9)	Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(10)	Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)	Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(12)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on July 10, 2012.

(13)	Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(14)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on August 2, 2012.

(15)	Incorporated by reference to Exhibit 10.15 to OpenTable, Inc.'s Form 10-K filed on February 26, 2013.

(16)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(17)	Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(18)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on September 25, 2012.

(19)	Incorporated by reference to Exhibit 10.4 to OpenTable, Inc.'s Form 10-Q filed on May 3, 2012.

(20)	Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(21)	Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 6, 2013.

*	Indicates management contract or compensatory plan, contract or arrangement.

(c)	Financial Statement Schedules
Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the consolidated financial statements or notes thereto.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of February 21, 2014.

OPENTABLE, INC.
By:	/s/ Matthew J. Roberts
Matthew J. Roberts Chief Executive Officer
________________________________________________________________________________________________________________________

POWER OF ATTORNEY
Each person whose individual signature appears below hereby authorizes and appoints Matthew J. Roberts and I. Duncan Robertson, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew J. Roberts	Chief Executive Officer and Director	February 21, 2014
Matthew J. Roberts	(Principal Executive Officer)

/s/ I. Duncan Robertson	Chief Financial Officer	February 21, 2014
I. Duncan Robertson	(Principal Financial and Accounting Officer)

/s/ Thomas H. Layton	Chairman of the Board of Directors	February 21, 2014
Thomas H. Layton

Signature	Title	Date

/s/ A. George "Skip" Battle	Director	February 21, 2014
A. George "Skip" Battle

/s/ J. William Gurley	Director	February 21, 2014
J. William Gurley

/s/ Robert Hohman	Director	February 21, 2014
Robert Hohman

/s/ Danny Meyer	Director	February 21, 2014
Danny Meyer

/s/ Paul Pressler	Director	February 21, 2014
Paul Pressler

EXHIBIT INDEX

Exhibit No.		Description of Exhibit
2.1	(1)	Share Purchase Agreement, dated September 15, 2010, among OpenTable UK Holdings Limited, OpenTable, Inc. and the shareholders of Toptable Holdings Limited.
3.1	(2)	Amended and Restated Certificate of Incorporation of OpenTable, Inc.
3.2	(3)	Amended and Restated Bylaws of OpenTable, Inc.
4.1	(4)	Form of OpenTable, Inc.'s Common Stock Certificate.
4.2	(5)	Amended and Restated Investor Rights Agreement, by and between OpenTable, Inc. and the investors listed on Exhibit A thereto, dated October 28, 2004.
10.1	(5)*	OpenTable, Inc. 1999 Stock Plan.
10.2	(4)*	OpenTable, Inc. 2009 Equity Incentive Award Plan.
10.3	(4)*	Form of Indemnification Agreement made by and between OpenTable, Inc. and each of its directors, officers and some employees.
10.4	(6)*	Amended and Restated Offer Letter, between OpenTable, Inc. and Jeffrey Jordan, dated May 2, 2011.
10.5	(7)*	Letter Agreement, between OpenTable, Inc. and Jeffrey Jordan, dated December 19, 2011.
10.6	(8)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Matthew Roberts, dated January 3, 2012.
10.7	(9)*	Offer Letter, between OpenTable, Inc. and Joel Brown, dated November 7, 2001.
10.8	(10)*	Offer Letter, between OpenTable, Inc. and Michael Dodson, dated March 2, 2002.
10.9	(11)*	Amended and Restated Offer Letter Agreement, between OpenTable, Inc. and Duncan Robertson, dated January 4, 2012.
10.10	(12)*	Offer Letter Agreement, dated June 8, 2012, by and between OpenTable, Inc. and Joseph Essas.
10.11	(13)	Amended and Restated Loan and Security Agreement, between Comerica Bank and OpenTable, Inc., dated July 30, 2011.
10.12	(14)	First Amendment to Amended and Restated Loan and Security Agreement, dated July 27, 2012, by and between OpenTable, Inc. and Comerica Bank.
10.13	(15)	Second Amendment to Amended and Restated Loan and Security Agreement, dated October 2, 2012, by and between OpenTable, Inc. and Comerica Bank.
10.14	(16)	Credit Agreement, dated as of January 10, 2013, by and between OpenTable, Inc. and Wells Fargo Bank, National Association.
10.15	(17)	Collateral Agreement, among OpenTable, Inc., OpenTable Holdings LLC, Table Maestro, Inc., Treat Technologies, LLC and Wells Fargo Bank, National Association, dated January 10, 2013.
10.16	(18)	Office Lease, between OpenTable, Inc. and Post-Montgomery Associates, dated September 19, 2012.
10.17	(19)*	OpenTable, Inc. Amended and Restated Independent Director Equity Compensation Policy.
10.18	(20)*	2009 Equity Incentive Award Plan Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.
10.19	(21)*	2009 Equity Incentive Award Plan Form of Stock Option Grant Notice and Stock Option Agreement.
10.20	(22)	First Amendment to Lease, effective as of May 31, 2013, by and between OpenTable, Inc. and Post-Montgomery Associates.

Exhibit No.	Description of Exhibit
21.1	List of subsidiaries.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rule 13-14(a) of the Securities Exchange Act of 1934 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________________________________________________________________________

(1)	Incorporated by reference to Exhibit 2.1 to OpenTable, Inc.'s Form 8-K filed on September 16, 2010.

(2)	Incorporated by reference to Exhibit 3.3 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(3)	Incorporated by reference to Exhibit 3.5 to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(4)	Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Amendment No. 4 to Registration Statement on Form S-1 (SEC File No. 333-157034) filed on May 6, 2009.

(5)	Incorporated by reference to the same numbered exhibit to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(6)	Incorporated by reference to Exhibit 99.4 to OpenTable, Inc.'s Form 8-K filed on May 3, 2011.

(7)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on December 20, 2011.

(8)	Incorporated by reference to Exhibit 99. 1 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(9)	Incorporated by reference to Exhibit 10.6 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(10)	Incorporated by reference to Exhibit 10.7 to OpenTable, Inc.'s Registration Statement on Form S-1 (SEC File No. 333-157034) filed on January 30, 2009.

(11)	Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 9, 2012.

(12)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on July 10, 2012.

(13)	Incorporated by reference to Exhibit 10.2 to OpenTable, Inc.'s Form 10-Q filed on November 3, 2011.

(14)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on August 2, 2012.

(15)	Incorporated by reference to Exhibit 10.15 to OpenTable, Inc.'s Form 10-K filed on February 26, 2013.

(16)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(17)	Incorporated by reference to Exhibit 99.2 to OpenTable, Inc.'s Form 8-K filed on January 16, 2013.

(18)	Incorporated by reference to Exhibit 99.1 to OpenTable, Inc.'s Form 8-K filed on September 25, 2012.

(19)	Incorporated by reference to Exhibit 10.4 to OpenTable, Inc.'s Form 10-Q filed on May 3, 2012.

(20)	Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(21)	Incorporated by reference to Exhibit 10.12 to OpenTable, Inc.'s Form 10-Q filed on November 5, 2010.

(22)	Incorporated by reference to Exhibit 10.1 to OpenTable, Inc.'s Form 10-Q filed on November 6, 2013.

*	Indicates management contract or compensatory plan, contract or arrangement.