Form 10-Q
period 2014-03-31
OPENTABLE INC
filed 2014-05-02
CIK 1125914

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
(Do not check if a smaller reporting
company)
 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2014, 23,518,077 shares of the registrant’s common stock were outstanding.

OPENTABLE, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
OPENTABLE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,469	$100,283
Short-term investments	14,126	14,263
Accounts receivable, net of allowance for doubtful accounts of $1,677 and $1,532 at March 31, 2014 and December 31, 2013	26,537	25,359
Prepaid expenses and other current assets	3,976	4,659
Deferred tax asset	18,966	17,861
Total current assets	167,074	162,425
Property, equipment and software, net	32,101	30,972
Goodwill	80,845	79,271
Intangible assets	17,538	23,376
Deferred tax asset	15,552	14,092
Other assets	846	835
TOTAL ASSETS	$313,956	$310,971

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,826	$5,156
Accrued expenses	7,231	8,676
Accrued compensation	4,807	4,692
Deferred revenue	1,829	1,556
Dining rewards payable	40,289	37,509
Total current liabilities	57,982	57,589
Deferred revenue — non-current	1,675	1,894
Deferred tax liabilities	29	2,508
Income tax liabilities	15,276	15,597
Other long-term liabilities	3,001	3,121
Total liabilities	77,963	80,709

COMMITMENTS AND CONTINGENCIES (Note 5)	0	0

STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value — 100,000,000 shares authorized; 25,424,179 and 25,300,522 shares issued, 23,499,704 and 23,376,047 shares outstanding at March 31, 2014 and December 31, 2013	3	3
Additional paid-in capital	272,833	263,697
Treasury stock, at cost (1,924,475 shares at March 31, 2014 and December 31, 2013)	(74,247)	(74,247)
Accumulated other comprehensive income	1,333	1,095
Retained earnings	36,071	39,714
Total stockholders’ equity	235,993	230,262
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,956	$310,971

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
REVENUES	$53,779	$45,501

COSTS AND EXPENSES:
Operations and support	14,335	11,363
Sales and marketing	13,857	10,502
Technology	6,243	4,500
General and administrative	9,307	9,219
Impairment of acquired intangibles	12,648	—

Total costs and expenses	56,390	35,584

Income (loss) from operations	(2,611)	9,917
Other income, net	—	13

Income (loss) before taxes	(2,611)	9,930
Income tax expense	1,032	2,789

NET INCOME (LOSS)	$(3,643)	$7,141

Net income (loss) per share (See Note 7):
Basic	$(0.16)	$0.31
Diluted	$(0.16)	$0.30

Weighted average shares outstanding:
Basic	23,443	22,937
Diluted	23,443	23,785

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income (loss)	$(3,643)	$7,141

Foreign currency translation gain (loss)	238	(3,535)
Other comprehensive income (loss)	238	(3,535)

COMPREHENSIVE INCOME (LOSS)	$(3,405)	$3,606

See notes to condensed consolidated financial statements (unaudited).

OPENTABLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$(3,643)	$7,141
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,719	2,596
Amortization of intangibles	1,799	946
Impairment of acquired intangibles	12,648	—
Provision for doubtful accounts	672	766
Stock-based compensation	4,362	4,593
Write-off of property, equipment and software	148	201
Deferred taxes	(5,060)	(1,788)
Excess tax benefit related to stock-based compensation	(1,414)	(700)
Changes in operating assets and liabilities (net of effect of acquisitions):
Accounts receivable	(2,363)	(2,570)
Prepaid expenses and other current assets	2,244	(260)
Accounts payable and accrued expenses	(259)	(2,440)
Accrued compensation	105	755
Deferred revenue	58	58
Long-term liabilities	(222)	362
Dining rewards payable	2,770	2,415
Net cash provided by operating activities	15,564	12,075

INVESTING ACTIVITIES:
Purchases of property, equipment and software	(5,125)	(4,661)
Purchases of investments	(3,732)	(1,522)
Maturities of investments	3,929	245
Acquisition of businesses, net of cash acquired	(11,322)	(9,923)
Net cash used in investing activities	(16,250)	(15,861)

FINANCING ACTIVITIES:
Excess tax benefit related to stock-based compensation	1,414	700
Proceeds from issuance of common stock upon exercise of employee stock options	2,704	3,361
Repurchases of common stock	—	(8,308)
Net cash provided by (used in) financing activities	4,118	(4,247)

EFFECT OF EXCHANGE RATES ON CASH	(246)	(196)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,186	(8,229)

CASH AND CASH EQUIVALENTS — Beginning of period	100,283	102,772

CASH AND CASH EQUIVALENTS — End of period	$103,469	$94,543
	(Continued)

OPENTABLE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURE OF OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$2,346	$8,551
Cash paid for interest expense	$22	$—

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
Purchase of property, equipment and software recorded in accounts payable and accrued expenses	$853	$4,521
Cancellation of common stock in connection with acquisition of business	$11	$—
See notes to condensed consolidated financial statements (unaudited).	(Concluded)

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

Certain Significant Risks and Uncertainties

The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a significant negative effect on the Company’s future financial position, results of operations or cash flows: the ability to maintain an adequate rate of growth; the impact of the economic conditions on its business; the ability to attract new restaurant customers; the ability to increase the number of visitors to its websites and mobile apps and convert those visitors into diners; and the ability to retain existing restaurant customers and diners or encourage repeat reservations.

2. Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements include the accounts of OpenTable, Inc. and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on February 21, 2014 with the SEC. The condensed consolidated balance sheet as of December 31, 2013, included herein was derived from the audited consolidated financial statements as of that date but does not include all disclosures required by GAAP, including notes to the consolidated financial statements.

The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and include all adjustments (consisting only of normal recurring adjustments) necessary for the fair presentation of the Company’s statement of financial position at March 31, 2014 and December 31, 2013, and its results of operations for the three months ended March 31, 2014 and 2013, and its cash flows for the three months ended March 31, 2014 and 2013. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any future period. All references to March 31, 2014 or to the three months ended March 31, 2014 and 2013 in the notes to the condensed consolidated financial statements are unaudited.

2. Summary of Significant Accounting Policies (Continued)

Acquisition of Ness
In February 2014, the Company acquired Ness Computing, Inc., a provider of mobile personalized restaurant recommendations, for a purchase price of approximately $17.2 million in cash, or $11.3 million net of cash acquired. The Company recorded $1.2 million of goodwill and $8.5 million of developed technology which is being amortized over three years. The Company has included the effects of the transaction within the results of operations prospectively from February 4, 2014, the date of acquisition. Pro forma financial information for this business combination has not been presented, as the effects were not material to the Company’s historical consolidated financial statements.

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

Recently Issued Accounting Standards

As of March 31, 2014, the Company believes that there are no recently issued accounting pronouncements not yet effective that will have an impact on the Company’s condensed consolidated financial statements.

3. Short-Term Investments and Fair Value Measurements

Short-term investments are summarized as follows (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At March 31, 2014:
U.S. government and agency securities	$11,222	$—	$—	$11,222
Certificates of deposit	2,904	—	—	2,904
Total	$14,126	$—	$—	$14,126

	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Market Value
At December 31, 2013:
U.S. government and agency securities	$11,145	$—	$—	$11,145
Certificates of deposit	3,118	—	—	3,118
Total	$14,263	$—	$—	$14,263

As of March 31, 2014 and December 31, 2013, there were no investments that had maturity dates of greater than one year.

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

4. Goodwill and Intangible Assets

The following table summarizes the changes in the Company’s goodwill by geographical reporting unit (in thousands):

	North America	International	Consolidated

Balance at December 31, 2013	$38,991	$40,280	$79,271
Goodwill related to acquisitions	1,205	—	1,205
Foreign exchange rate adjustment	—	369	369
Balance at March 31, 2014	$40,196	$40,649	$80,845

A summary of intangible assets as of March 31, 2014 and December 31, 2013 is as follows (in thousands):

	March 31,				December 31,
	2014				2013
	Gross Carrying Value	Accumulated Amortization	Accumulated Impairment Loss	Total	Gross Carrying Value	Accumulated Amortization	Total
Trademarks	$12,788	$(119)	$(12,648)	$21	$12,672	$(106)	$12,566
Customer relationships	12,147	(9,434)	—	2,713	12,076	(9,140)	2,936
Developed technology	21,201	(6,397)	—	14,804	12,690	(4,816)	7,874
Total intangible assets	$46,136	$(15,950)	$(12,648)	$17,538	$37,438	$(14,062)	$23,376

Intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives which range from one to four years. Amortization of intangible assets was $1.8 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Based on the current amount of intangibles subject to amortization, estimated future annual amortization expense is as follows: 2014 (remainder): $6.7 million; 2015: $6.0 million; 2016: $3.4 million; 2017: $1.1 million and 2018: $0.4 million. Intangible assets with indefinite lives are not amortized. Instead, they are reviewed for impairment annually, or whenever events or changes in circumstances indicate the carrying amount exceeds its fair value. The Company has defined its annual intangible impairment evaluation date as August 31. The Company performed its annual intangible impairment evaluation as of August 31, 2013 and determined that the carrying amount of the indefinite life intangible assets did not exceed the fair value. There was no impairment of indefinite life intangible assets as of December 31, 2013. In the first quarter of 2014, the Company made a decision to discontinue the use of the toptable brand name in the U.K. marketplace and transition to a single OpenTable brand internationally, beginning in April 2014. Accordingly, the Company determined that the indefinite-lived toptable trademark was impaired as of March 31, 2014, resulting in an impairment loss of $12.6 million.

Goodwill is evaluated at the reporting unit level for impairment annually, or more frequently if events and conditions indicate goodwill may be impaired. The evaluation for impairment is performed by comparing the reporting unit’s carrying amount of goodwill to the fair value of the reporting unit. If the carrying amount exceeds the reporting unit fair value, then the second step of the impairment test is performed to determine the amount of the impairment loss. The Company has defined its annual goodwill impairment evaluation date as August 31. The Company performed its annual goodwill impairment evaluation as of August 31, 2013 and determined that the carrying amount of goodwill did not exceed the fair value of either reporting units. Additionally, there was no impairment of goodwill as of March 31, 2014 or December 31, 2013.

5. Commitments and Contingencies

Contractual Obligations

The Company leases its facilities under operating leases. These leases expire at various dates through 2020. The terms of the lease agreements provide for rental payments on a graduated basis. The Company recognizes rent expense on a straight-line basis over the lease period.

5. Commitments and Contingencies (Continued)

Litigation

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

6. Stockholders’ Equity

Treasury Stock

In August 2012, the Company announced that the Board of Directors authorized the Company to purchase up to $50.0 million of its outstanding common stock. During the three months ended March 31, 2013, the Company purchased 137,500 shares of stock for $8.3 million (including commissions) under this share repurchase program. No amounts were purchased during the three months ended March 31, 2014.

Stock-Based Compensation

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

The following table summarizes the assumptions relating to the Company’s stock options for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0%	0%
Volatility	41.9% - 45.0%	54.0%
Risk-free interest rate	1.51% - 2.10%	1.03%
Expected term, in years	5.00 - 6.08	6.08

The Company granted 69,486 and 31,518 stock options during the three months ended March 31, 2014 and 2013, respectively. The Company recorded stock-based compensation expense related to stock options of $2.8 million and $4.2 million for three months ended March 31, 2014 and 2013, respectively.

Restricted Stock Units

The cost of RSUs is determined using the fair value of the Company’s common stock on the date of grant. RSUs typically vest and become exercisable annually, based on a one- to four-year total vesting term. Stock-based compensation expense is amortized using a graded vesting attribution method over the requisite service period.

The Company granted 207,108 and 97,254 RSUs during the three months ended March 31, 2014 and 2013, respectively. The Company recorded stock-based compensation expense related to RSUs of $1.5 million and $0.4 million, respectively, for the three months ended March 31, 2014 and 2013, respectively.

6. Stockholders’ Equity (Continued)

Excess Tax Benefits

Topic 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. For the three months ended March 31, 2014 and 2013, the Company recorded $1.4 million and $0.7 million, respectively, of excess tax benefits from stock-based compensation.

7. Net Income Per Share

The Company calculates net income per share in accordance with ASC Topic 260—Earnings per Share.

Non-vested performance-based awards are included in the diluted shares outstanding each period if established performance criteria have been met at the end of the respective periods. 97,600 shares were excluded from the dilutive shares outstanding for the three months ended March 31, 2013, as the performance criteria had not been met as of such date. In June 2013, all remaining non-vested performance-based awards were cancelled. As such, no such shares were included in the dilutive shares outstanding for the three months ended March 31, 2014.

Anti-dilutive shares in the amounts of 2,339,000 and 281,000 were excluded from the dilutive shares outstanding for the three months ended March 31, 2014 and 2013, respectively.

The following table sets forth the computation of basic and diluted net income per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended March 31,
	2014	2013
Basic net income (loss) per common share calculation:
Net income (loss)	$(3,643)	$7,141
Basic weighted average common shares outstanding	23,443	22,937
Basic net income (loss) per share	$(0.16)	$0.31

Diluted net income (loss) per common share calculation:
Net income (loss)	$(3,643)	$7,141
Weighted average shares used to compute basic net income (loss) per share	23,443	22,937
Effect of potentially dilutive securities:
Employee stock options	—	731
Employee stock awards	—	117
Weighted average shares used to compute diluted net income (loss) per share	23,443	23,785
Diluted net income (loss) per share	$(0.16)	$0.30

8. Income Taxes

During the three months ended March 31, 2014, the Company recorded income tax expense of $1.0 million which resulted in an effective tax rate of (39.5)%. During the three months ended March 31, 2013, the Company recorded income tax expense of $2.8 million which resulted in an effective tax rate of 28.1%. For the three months ended March 31, 2014, the Company's effective tax rate differed from the federal statutory rate primarily due to the $2.5 million of tax effects arising from the impairment loss of the toptable trademark as disclosed in Note 4. Excluding the tax effects of the impairment loss, the expected tax provision (derived from applying the federal statutory rate to the Company’s income before income tax provision for the three months ended March 31, 2014) did not significantly differ from the Company’s recorded income tax provision. The Company’s effective tax rate for the three months ended March 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

8. Income Taxes (Continued)

ASC Topic 740—Income Taxes prescribes that a tax position is required to meet a minimum recognition threshold before being recognized in the financial statements. The Company’s gross unrecognized tax benefits were $17.1 million as of March 31, 2014 and December 31, 2013. As of March 31, 2014 and December 31, 2013, the Company recorded $0.8 million and $0.7 million, respectively, of accrued interest. No significant penalties have been recorded to date.

9. Comprehensive Income (Loss)

In accordance with Topic 220—Comprehensive Income, the Company reports by major components and, as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss). Specifically, it includes cumulative foreign currency translation and unrealized gains (losses) from investments.

Accumulated other comprehensive income of $1.3 million and $1.1 million as of March 31, 2014 and December 31, 2013, respectively, was comprised entirely of foreign currency translation gains.

10. Segment Information

The Company operates in one industry—online restaurant reservations and guest management solutions. The Company has two reportable segments: North America and International, as defined by Topic 280 — Segment Reporting. Reportable segments have been identified based on how management makes operating decisions, assesses performance and allocates resources. The chief executive officer acts as the chief operating decision maker on behalf of both segments. The Company does not allocate assets discretely by reportable segments, and reviews asset information on a global basis, not by segment.

Summarized financial information concerning the reportable segments is as follows (in thousands):

	North America Segment(1)	International Segment	Total Consolidated
Three Months Ended March 31, 2014
Revenues—reservations	$28,723	$5,542	$34,265
Revenues—subscription	14,484	2,096	16,580
Revenues—other	2,764	170	2,934
Income (loss) from operations	11,784	(14,395)	(2,611)
Interest income	19	—	19
Interest expense	(26)	—	(26)
Depreciation and amortization expense	4,761	757	5,518
Impairment of acquired intangibles	—	12,648	12,648
Purchases of property, equipment and software	4,759	366	5,125
Three Months Ended March 31, 2013
Revenues—reservations	$23,492	$3,565	$27,057
Revenues—subscription	12,890	1,792	14,682
Revenues—other	3,063	699	3,762
Income (loss) from operations	12,976	(3,059)	9,917
Interest income	19	—	19
Depreciation and amortization expense	2,549	993	3,542
Purchases of property, equipment and software	4,299	362	4,661

(1)                                 There are no internal revenue transactions between the Company’s reporting segments.

10. Segment Information (Continued)

Geographical Information

The Company is domiciled in the United States and has international operations in Canada, Germany, India, Japan, Mexico and the United Kingdom. Information regarding the Company’s operations by geographic area is presented below (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenues:
United States	$43,357	$37,044
United Kingdom	6,104	4,655
International—all others	4,318	3,802
	$53,779	$45,501

	As of March 31, 2014	As of December 31, 2013
Long-lived assets(1):
United States	$28,409	$26,891
United Kingdom	2,747	3,167
International—all others	1,430	1,371
Total long-lived assets	$32,586	$31,429

(1)                                 Includes all non-current assets except deferred tax assets, goodwill and intangible assets.

The Company had no customers that individually, or in the aggregate, exceeded 10% of revenues or accounts receivable as of and for any of the periods presented above.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our 2013 Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on February 21, 2014 with the SEC (the “2013 Annual Report”).

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “project,” “seek,” “should,” “target,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included below and in our 2013 Annual Report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

We provide solutions that form an online network connecting reservation-taking restaurants and people who dine at those restaurants. Our solutions for restaurants include our proprietary Electronic Reservation Book, or ERB, Guest Center and Connect, as well as a number of related products and services. Our solutions for diners include our popular restaurant reservation websites and mobile applications, or apps. The OpenTable network includes more than 31,000 OpenTable restaurant customers spanning all 50 states as well as select markets outside of the United States. Since our inception in 1998, we have seated over 620 million diners through OpenTable reservations, and during the three months ended March 31, 2014, we seated an average of approximately 15.6 million diners per month. Restaurants that use our ERB pay us a one-time installation fee for onsite installation and training, a monthly subscription fee for the use of our software and hardware and a fee for each restaurant guest seated through online reservations, as applicable. Restaurants that use Connect pay us a fee for each restaurant guest seated through online reservations. In the first quarter of 2014, we introduced Guest Center, a cloud-based solution. Restaurants that use Guest Center pay us a one-time set-up fee for onsite set-up and training, a monthly subscription fee for the use of the service and a fee for each restaurant guest seated through online reservations. Diners can use our online restaurant reservation service for free. For the three months ended March 31, 2014 and 2013, our net revenues were $53.8 million and $45.5 million, respectively. For the three months ended March 31, 2014 and 2013, our reservation revenues accounted for 64% and 60% of our total revenues, respectively. For the three months ended March 31, 2014 and 2013, our subscription revenues accounted for 31% and 32% of our total revenues, respectively, and our other revenues accounted for 5% and 8% of our revenues, respectively.

In 2004, we began to selectively expand outside of North America into countries that have a large number of online consumer transactions and reservation-taking restaurants. To date, we have concentrated our international efforts in Germany, Japan and the United Kingdom. Our revenues outside of North America for the three months ended March 31, 2014 and 2013 were $7.8 million and $6.1 million, respectively, or 15% and 13% of our total revenues, respectively.

We intend to continue to incur substantial expenses in advance of recognizing related revenues as we attempt to further penetrate our existing international markets and selectively enter new markets. Some international markets may fail to meet our expectations, and we may decide to realign our focus.

Basis of Presentation

General

We report consolidated operations in U.S. dollars and operate in two geographic segments: North America and International. The North America segment is comprised of all of our operations in the United States, Canada and Mexico, and the International segment is comprised of all non-North America operations, which includes operations in certain countries in Europe and Asia.

Revenues

We generate substantially all of our revenues from our restaurant customers. Our revenues include monthly subscription fees, a fee for each restaurant guest seated through online reservations and other revenue. Subscription revenues are recognized on a straight-line basis during the contractual period over which the service is delivered to our restaurant customers. Revenues from online reservations are recognized on a transaction basis as the diners are seated by the restaurant. Revenues are shown net of redeemable Dining Points issued to diners. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Dining Rewards Loyalty Programs” in our 2013 Annual Report.

Costs and Expenses

Operations and support.  Our operations and support expenses consist primarily of payroll and related costs, including bonuses and stock-based compensation, for those employees associated with installation, support and maintenance for our restaurant customers, as well as costs related to our outsourced call center. Operations and support expenses also include restaurant equipment costs, such as depreciation on restaurant-related hardware, shipping costs related to restaurant equipment, restaurant equipment costs that do not meet the capitalization threshold, referral payments and website connectivity costs. Operations and support expenses also include amortization of intangibles, resulting from various acquisitions, and capitalized website and software development costs (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Website and Software Development Costs” in our 2013 Annual Report). Also included in operations and support expenses are travel and related expenses incurred by the employees providing installation and support services for our restaurant customers, plus allocated facilities costs.

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

During the three months ended March 31, 2014, we recorded income tax expense of $1.0 million, which resulted in an effective tax rate of (39.5)%. During the three months ended March 31, 2013, we recorded income tax expense of $2.8 million, which resulted in an effective tax rate of 28.1%. The tax provision and the effective tax rate for the three months ended

March 31, 2014 differed from the federal statutory rate primarily due to the tax effects of the loss recorded for the impairment of the toptable.co.uk Ltd. (now known as OpenTable International Limited), or toptable, trademark, as disclosed in Note 4 of the condensed consolidated financial statements. Our effective tax rate for the three months ended March 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

Additional factors that impact our income tax provision include, but are not limited to, recognition of state research and development tax benefits and the federal Domestic Manufacturing Deduction.

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

We believe that the following critical accounting policies involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our consolidated financial statements:

•	Revenue Recognition;

•	Dining Rewards Loyalty Programs;

•	Valuation of Long-Lived and Intangible Assets, Including Goodwill;

•	Website and Software Development Costs; and

•	Income Taxes.

There have been no material changes to our critical accounting policies and estimates described in our 2013 Annual Report, except for the $12.6 million impairment loss recorded in the three months ended March 31, 2014. See Note 4 to our condensed consolidated financial statements. For further information on our critical and other significant accounting policies, see our 2013 Annual Report.

Results of Operations

The following tables set forth our results of operations for the periods presented and as a percentage of our revenues for those periods. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
REVENUES	$53,779	$45,501
COSTS AND EXPENSES:
Operations and support (1)	14,335	11,363
Sales and marketing (1)	13,857	10,502
Technology (1)	6,243	4,500
General and administrative (1)	9,307	9,219
Impairment of acquired intangibles	12,648	—
Total costs and expenses	56,390	35,584
Income (loss) from operations	(2,611)	9,917
Other income, net	—	13
Income (loss) before taxes	(2,611)	9,930
Income tax expense	1,032	2,789
NET INCOME (LOSS)	$(3,643)	$7,141
Net income (loss) per share:
Basic	$(0.16)	$0.31
Diluted	$(0.16)	$0.30
Weighted average shares outstanding:
Basic	23,443	22,937
Diluted	23,443	23,785

(1) Stock-based compensation included in above line items:

Operations and support	$174	$23
Sales and marketing	1,227	1,127
Technology	1,510	1,063
General and administrative	1,451	2,380
	$4,362	$4,593

Other Operational Data:
Installed restaurants (at period end):
North America	23,862	20,128
International	7,721	7,829
Total	31,583	27,957

Seated diners (in thousands):
North America	42,473	34,268
International	4,271	3,088
Total	46,744	37,356

Headcount (at period end):
North America	492	401
International	172	158
Total	664	559

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Additional Financial Data:
Revenues:
North America
Reservation	$28,723	$23,492
Subscription	14,484	12,890
Other	2,764	3,063
Total North America Revenues	$45,971	$39,445
International
Reservation	$5,542	$3,565
Subscription	2,096	1,792
Other	170	699
Total International Revenues	7,808	6,056
Total Revenues	$53,779	$45,501

Income (loss) from operations:
North America	$11,784	$12,976
International	(14,395)	(3,059)
Total	$(2,611)	$9,917

Depreciation and amortization:
North America	$4,761	$2,549
International	757	993
Total	$5,518	$3,542

Stock-based compensation:
North America	$4,018	$4,207
International	344	386
Total	$4,362	$4,593

	Three Months Ended March 31,
	2014	2013
	(as a percentage of revenue)
REVENUES	100%	100%

COSTS AND EXPENSES:
Operations and support	27	25
Sales and marketing	26	23
Technology	12	10
General and administrative	17	20
Impairment of acquired intangibles	23	—
Total costs and expenses	105	78
Income (loss) from operations	(5)	22
Other income, net	—	—
Income (loss) before taxes	(5)	22
Income tax expense	2	6
NET INCOME (LOSS)	(7)%	16%

Segments

We have two reportable segments: North America and International. In both segments, we derive revenue primarily from online reservations and guest management solutions. Total North America revenues increased from $39.4 million for the three months ended March 31, 2013, to $46.0 million for the three months ended March 31, 2014. North America reservation revenues increased from $23.5 million for the three months ended March 31, 2013, to $28.7 million for the three months ended March 31, 2014. North America reservation revenues increased as a result of an increase in seated diners. North America subscription revenues increased from $12.9 million for the three months ended March 31, 2013, to $14.5 million for the three months ended March 31, 2014. North America subscription revenues increased as a result of an increase in installed restaurants. North America income from operations decreased from $13.0 million for the three months ended March 31, 2013, to $11.8 million for the three months ended March 31, 2014. The decrease in income from operations is due to increases in online marketing expenses.

Total International revenues increased from $6.1 million for the three months ended March 31, 2013, to $7.8 million for the three months ended March 31, 2014.  International reservation revenues increased from $3.6 million for the three months ended March 31, 2013, to $5.5 million for the three months ended March 31, 2014. International reservation revenues increased as a result of an increase in seated diners. International subscription revenues increased from $1.8 million for the three months ended March 31, 2013, to $2.1 million for the three months ended March 31, 2014. International subscription revenues increased, despite a decline in installed restaurants, due to an increase in ERB customers compared to Connect customers. International other revenues decreased from $0.7 million for the three months ended March 31, 2013 to $0.2 million for the three months ended March 31, 2014 due to a change in the pricing of our promotional products from a flat rate to a pay-for-performance model, which is now classified as reservation revenues.

International loss from operations increased from $3.1 million for the three months ended March 31, 2013, to $14.4 million for the three months ended March 31, 2014.  The increase in the loss from operations is due to a $12.6 million impairment loss on the toptable trademark, partially offset by improved results in the international segment.  Refer to Note 4 to the condensed consolidated financial statements for additional information on intangible assets, and Note 10 for additional segment information.

Revenues

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Revenues by type:
Reservation	$34,265	$27,057	27%
Subscription	16,580	14,682	13%
Other	2,934	3,762	(22)%
Total	$53,779	$45,501	18%

Percentage of revenues by type:
Reservation	64%	60%
Subscription	31%	32%
Other	5%	8%
Total	100%	100%

Revenues by location:
North America	$45,971	$39,445	17%
International	7,808	6,056	29%
Total	$53,779	$45,501	18%

Percentage of revenues by location:
North America	85%	87%
International	15%	13%
Total	100%	100%

Total revenues increased $8.3 million, or 18%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Reservation revenues increased $7.2 million, or 27%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Reservation revenues increased as a result of the increase in seated diners. Subscription revenues increased $1.9 million, or 13%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Subscription revenues increased as a result of the increase in installed restaurants. Other revenues decreased $0.8 million, or 22%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily as a result of a decrease in promotional revenue.

Costs and Expenses

Operations and Support

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Operations and support	$14,335	$11,363	26%

Headcount (at period end):
North America	128	126	2%
International	61	55	11%
Total	189	181	4%

Our operations and support expenses increased $3.0 million, or 26%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in operations and support expense was primarily attributable to an increase of $0.9 million in amortization of acquired intangibles, resulting from various acquisitions, and an increase of $0.9 million in the amortization of capitalized website and software development costs. Also contributing to the increase was a $0.5 million increase to headcount-related costs, including stock-based compensation expense.

Sales and Marketing

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Sales and marketing	$13,857	$10,502	32%

Headcount (at period end):
North America	134	118	14%
International	58	58	—%
Total	192	176	9%

Our sales and marketing expenses increased $3.4 million, or 32%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in sales and marketing expenses was primarily attributable to increases in online marketing expenses. Also contributing to the increase was a $1.5 million increase in headcount-related costs, including stock-based compensation expense.

Technology

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Technology	$6,243	$4,500	39%
Headcount (at period end):
North America	161	100	61%
International	30	24	25%
Total	191	124	54%

Our technology expenses increased $1.7 million, or 39%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in technology expense was primarily attributable to increases in headcount-related costs, including stock-based compensation expense.

General and Administrative

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
General and administrative	$9,307	$9,219	1%
Headcount (at period end):
North America	69	57	21%
International	23	21	10%
Total	92	78	18%

Our general and administrative expenses increased $0.1 million, or 1%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in general and administrative expenses was primarily attributable to an increase of $0.4 million in legal, accounting and tax services, offset by a decrease of $0.3 million of headcount-related costs, including stock-based compensation expense.

Impairment of acquired intangibles

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Impairment of acquired intangibles	$12,648	$—	NM

Impairment of acquired intangibles increased $12.6 million, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. In the first quarter of 2014, we decided to discontinue the use of the toptable brand name in the U.K. marketplace and transition to a single OpenTable brand internationally, beginning in April 2014. Accordingly, we determined that the indefinite-lived toptable trademark was impaired as of March 31, 2014, resulting in an impairment loss of $12.6 million. Refer to Note 4 to the condensed consolidated financial statements for additional information on intangible assets

Income Taxes

	Three Months Ended March 31,		Three Month
	2014	2013	% Change
	(Dollars in thousands)
Income tax expense	$1,032	$2,789	(63)%

Income tax expense decreased $1.8 million, or 63%, for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. This resulted in an effective tax rate of (39.5)% for the three months ended March 31, 2014 compared to an effective tax rate of 28.1% for the three months ended March 31, 2013. The tax provision and the effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to the tax effects of the loss recorded for the impairment of the toptable trademark. Refer to Note 4 of the condensed consolidated financial statements. Our effective tax rate for the three months ended March 31, 2014 is not necessarily indicative of the effective tax rate that may be expected for fiscal year 2014.

Liquidity and Capital Resources

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Condensed Consolidated Statements of Cash Flows Data:
Purchases of property, equipment and software	5,125	4,661
Depreciation and amortization
North America	4,761	2,549
International	757	993
Total depreciation and amortization	5,518	3,542

Cash flows from operating activities	15,564	12,075
Cash used in investing activities	(16,250)	(15,861)
Cash from (used in) financing activities	4,118	(4,247)

As of March 31, 2014, we had cash and cash equivalents of $103.5 million and short-term investments of $14.1 million. Cash and cash equivalents consist of cash, money market accounts, certificates of deposit and U.S. government agency securities. Short-term investments consist of U.S. government agency securities and certificates of deposit.

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

In January 2013, we entered into a credit agreement, which provides for a senior secured revolving credit facility of $50.0 million to fund working capital and other general corporate purposes. This revolving credit facility expires in January 2016. The credit agreement includes an unused line fee, the costs of which are recorded in interest expense. The credit agreement includes various affirmative and negative covenants, including financial covenants. Failure to comply with these covenants could result in the obligation to repay all amounts then outstanding. The Company was in compliance with all covenants under this credit agreement during the three months ended and at March 31, 2014. There were no amounts outstanding under this credit facility at March 31, 2014 and at December 31, 2013.

Since our initial public offering in 2009, we have been able to finance our operations, including international expansion, through cash from North America operating activities and proceeds from the exercise of employee stock options. We had cash and cash equivalents of $103.5 million at March 31, 2014 and we believe we will have sufficient cash to support our operating activities and capital expenditures for at least the next twelve months.

Operating Activities

For the three months ended March 31, 2014, operating activities provided $15.6 million in cash, primarily as a result of $18.2 million in depreciation and amortization, including the impairment of acquired intangibles of $12.6 million, $4.4 million in stock-based compensation, and a $2.8 million increase in dining rewards payable, partially offset by a net loss of $3.6 million and a $5.1 million decrease in deferred taxes.

For the three months ended March 31, 2013, operating activities provided $12.1 million in cash, primarily as a result of net income of $7.1 million, $4.6 million in stock-based compensation and $3.5 million in depreciation and amortization.

Investing Activities

Our primary investing activities have consisted of purchases, sales and maturities of short-term investments and purchases of property, equipment and software and the investment in business acquisitions. We expect to have ongoing capital expenditure requirements to support our growing restaurant installed base and other infrastructure needs. We expect to fund these capital expenditures with our existing cash, cash equivalents and short-term investments.

During the three months ended March 31, 2014, we paid $17.2 million, or $11.3 million net of cash acquired, to acquire Ness Computing, Inc. We also purchased $5.1 million of property, equipment and software, net.

During the three months ended March 31, 2013, we paid $10.1 million to acquire Foodspotting, Inc. and purchased $4.7 million of property, equipment and software, net. Also in the three months ended March 31, 2013, we purchased $1.3 million (net of sales and maturities) of short-term investments.

Financing Activities

Our primary financing activities consist of proceeds from the issuance of common stock pursuant to equity incentive plans and the excess tax benefit related to stock-based compensation. In addition, during the three months ended March 31, 2013, we repurchased $8.3 million of common shares (including commissions) under our share repurchase program announced in August 2012.

Off Balance Sheet Arrangements

As of March 31, 2014, we did not have any off balance sheet arrangements.

Contractual Obligations

As of March 31, 2014, there were no material changes to our contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors previously disclosed in Part 1, Item 1A of our 2013 Annual Report. The risks described in our 2013 Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Limitations on the Payment of Dividends

Our current line of credit precludes the payment of dividends without the permission of the lender; see Note 7 to our Consolidated Financial Statements in our 2013 Annual Report.

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

(1)
Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009 (File No. 333-157034), and incorporated herein by reference.

(2)
Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009 (File No. 333-157034), and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENTABLE, INC.

/s/ I. DUNCAN ROBERTSON

I. Duncan Robertson
Chief Financial Officer
(Principal Financial Officer and Duly Authorized Signatory)

Date: May 2, 2014

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

(1)
Filed as Exhibit 3.3 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009 (File No. 333-157034), and incorporated herein by reference.

(2)
Filed as Exhibit 3.5 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 6, 2009 (File No. 333-157034), and incorporated herein by reference.